Form 10-Q
period 2006-06-30
Mirant North America, LLC
filed 2006-08-14
CIK 1364085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Mirant North America, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	20-4514609
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1155 Perimeter Center West, Suite 100,
Atlanta, Georgia	30338
(Address of Principal Executive Offices)	(Zip Code)
(678) 579-5000
(Registrant’s Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐  No

All of our outstanding membership interests are held by our parent, Mirant Americas Generation, LLC, so we have no membership interests held by nonaffiliates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

•       legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•       failure of our assets to perform as expected, including outages for unscheduled maintenance or repair;

•       our implementation of business strategies, including the acquisition of additional assets or the disposition or alternative utilization of existing assets;

•       our ability to divest some of our intermediate and peaking gas fired assets at prices and on terms that we would be willing to accept, and any adverse impact on our debt rating that may result from such sales;

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       increased margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management and proprietary trading activities as expected;

•       our ability to borrow additional funds and access capital markets;

•       strikes, union activity or labor unrest;

•       weather and other natural phenomena, including hurricanes and earthquakes;

•       the cost and availability of emissions allowances;

•       our ability to obtain adequate fuel supply and delivery for our facilities;

•       curtailment of operations due to transmission constraints;

•       environmental regulations that restrict our ability to operate our business;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us;

•       hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission organizations (“RTOs”) that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and proprietary trading activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

•       the inability of our operating subsidiaries to generate sufficient cash flow and our inability to access that cash flow to enable us to make debt service and other payments;

•       the fact that our New York subsidiaries remain in bankruptcy;

•       our substantial consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) contained in its leveraged lease financing agreements;

•       the resolution of claims and obligations that were not resolved during the Chapter 11 process that may have a material adverse effect on our results of operations;

•       our ability to negotiate favorable terms from suppliers, counterparties and others and to retain customers because we were previously subject to bankruptcy protection; and

•       the disposition of the pending litigation described in this Form 10-Q.

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant North America, LLC’s unaudited condensed consolidated and combined financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in this Form 10-Q.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant North America” refer to Mirant North America, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

and

JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues—affiliate	$27	$25	$30	$60
Operating revenues—nonaffiliate	654	643	1,627	1,199
Total operating revenues	681	668	1,657	1,259
Cost of fuel, electricity and other products—affiliate	35	35	51	65
Cost of fuel, electricity and other products—nonaffiliate	265	402	572	768
Total cost of fuel, electricity and other products	300	437	623	833
Gross Margin	381	231	1,034	426
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges of $2 in 2005	70	73	140	151
Operations and maintenance—nonaffiliate	83	80	156	141
Depreciation and amortization	35	32	67	65
Generation facilities rent	24	26	48	51
Gain on sales of assets, net	(6)	—	(6)	(1)
Total operating expenses	206	211	405	407
Operating Income	175	20	629	19
Other Expense (Income), net:
Interest expense—affiliate	—	3	—	6
Interest expense—nonaffiliate	31	2	71	3
Interest income—affiliate	(2)	—	(3)	—
Interest income—nonaffiliate	(9)	—	(16)	(1)
Gain on sale of investments	(2)	—	(2)	—
Other, net	1	(1)	—	(2)
Total other expense, net	19	4	50	6
Income Before Reorganization Items and Income Taxes	156	16	579	13
Reorganization items, net	(1)	(23)	(1)	7
Provision (benefit) for income taxes	2	(1)	2	5
Net Income	$155	$40	$578	$1

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30,	At December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$373	$295
Funds on deposit	429	1,540
Receivables:
Affiliate	16	23
Nonaffiliate, less allowance for uncollectibles of $6 and $10 for 2006 and 2005, respectively	329	583
Notes receivable—affiliate	125	332
Price risk management assets—affiliate	13	—
Price risk management assets—nonaffiliate	655	604
Prepaid rent and other payments	118	147
Inventories	377	278
Assets held for sale	—	7
Investment in securities available for sale	44	30
Total current assets	2,479	3,839
Property, Plant and Equipment, net	2,815	2,804
Noncurrent Assets:
Intangible assets, net	216	221
Price risk management assets—affiliate	3	—
Price risk management assets—nonaffiliate	116	105
Prepaid rent	220	208
Funds on deposit	4	5
Accounts receivable, less allowance for uncollectibles of $3 for 2006 and 2005	5	2
Debt issuance costs, net	52	24
Other	9	—
Total noncurrent assets	625	565
Total assets	$5,919	$7,208
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$22	$132
Current portion of long-term debt	74	3
Claims payable and estimated claims accrual	71	—
Accounts payable and accrued liabilities	279	480
Payable to affiliate	39	301
Price risk management liabilities—affiliate	3	5
Price risk management liabilities—nonaffiliate	494	791
Accrued property taxes	216	186
Other	8	—
Total current liabilities	1,206	1,898
Noncurrent Liabilities:
Long-term debt	1,519	894
Price risk management liabilities—nonaffiliate	28	27
Asset retirement obligations	37	33
Other	1	5
Total noncurrent liabilities	1,585	959
Liabilities Subject to Compromise	58	58
Commitments and Contingencies
Equity:
Member’s interest	3,242	4,474
Preferred stock in affiliate	(214)	(208)
Accumulated other comprehensive income	42	27
Total equity	3,070	4,293
Total liabilities and equity	$5,919	$7,208

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

			Accumulated
		Preferred	Other
	Member’s	Stock in	Comprehensive	Comprehensive
	Interest	Affiliate	Income	Income
Balance, December 31, 2005	$4,474	$(208)	$27
Net Income	578	—	—	$578
Amortization of discount on preferred stock in affiliate	6	(6)	—	—
Settlement of member’s obligations pursuant to the Plan	(1,773)
Distribution to member	(44)	—	—	—
Capital contribution pursuant to the Plan of Reorganization	1	—	—	—
Other comprehensive income	—	—	15	15
Comprehensive Income				$593
Balance, June 30, 2006	$3,242	$(214)	$42

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$578	$1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71	65
Price risk management activities, net	(376)	(67)
Deferred income taxes	—	2
Non-cash charges for reorganization items	—	(17)
Gain on sales of assets and investments	(8)	(1)
Other, net	1	1
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	6	(5)
Customer accounts receivable, net	343	91
Prepaid rent	(12)	(17)
Inventories	(99)	20
Other assets	270	(29)
Accounts payable and accrued liabilities	(239)	(110)
Payable to affiliate	(12)	8
Property taxes accrued, affiliate	—	(5)
Property taxes accrued, nonaffiliate	30	18
Other liabilities	48	5
Total adjustments	23	(41)
Net cash provided by (used in) operating activities	601	(40)
Cash Flows from Investing Activities:
Capital expenditures	(63)	(62)
Repayments on notes receivable from affiliate	207	11
Proceeds from the sales of assets and investments, net	16	4
Net cash provided by (used in) investing activities	160	(47)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,015	1
Repayment of notes payable—affiliate	(110)	—
Repayment of long-term debt—nonaffiliate	(470)	(1)
Debt issuance cost	(51)	—
Payment to affiliate under the plan	(250)	—
Distribution to member	(44)	—
Settlement of member’s obligation pursuant to the Plan	(1773)	—
Net cash used in financing activities	(683)	—
Net Increase (Decrease) in Cash and Cash Equivalents	78	(87)
Cash and Cash Equivalents, beginning of period	295	636
Cash and Cash Equivalents, end of period	$373	$549
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$66	$9
Cash paid for claims and professional fees from bankruptcy	$—	$33
Financing Activity:
Capital contribution—non-cash	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A. Description of Business

Overview

Mirant North America, LLC, including its subsidiaries (collectively, the “Company” or “Mirant North America”) is a wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”). Mirant North America is a national independent power provider and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Mirant was incorporated in Delaware on September 23, 2005, and is the successor to a corporation of the same name that was formed in Delaware on April 3, 1993. This succession occurred by virtue of the transfer of substantially all of old Mirant’s assets to new Mirant in conjunction with old Mirant’s emergence from bankruptcy protection on January 3, 2006. Old Mirant was then renamed and transferred to a trust which is not affiliated with new Mirant. As used in this report “Mirant” refers to old Mirant prior to January 3, 2006, and to new Mirant on or after January 3, 2006.

The Company produces and sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company and owns or leases approximately 12,035 megawatts (“MW”) of electric generation capacity in the United States. The Company operates 72 generating units at 21 plants serving customers located near major metropolitan load centers in Maryland, California, New York, Massachusetts, Michigan, Virginia and Texas.

Pursuant to the Plan of Reorganization (the “Plan”), that was approved in conjunction with Mirant’s emergence from bankruptcy, in December 2005 Mirant contributed its interest in Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) to our wholly-owned subsidiary Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) and its interest in Mirant Zeeland, LLC (“Mirant Zeeland”) and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) to the Company. All of the contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” On January 31, 2006, the trading and marketing business of the Trading Debtors was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a wholly-owned subsidiary of Mirant North America. After these transfers took place, the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. On August 9, 2006, Mirant announced the planned sales of our Zeeland (837 MW) and Bosque (532 MW) plants.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant North America and its subsidiaries. The accompanying unaudited condensed combined financial statements present the results of operations and cash flows of the Company based on the assets, liabilities and operations of the predecessor Mirant Corporation Contributed Subsidiaries and include the assets, liabilities and operations of Mirant Americas Generation. The effects of the Plan are reflected as of December 31, 2005. As a result, the Company’s condensed consolidated balance sheet as of December 31, 2005, does not include the assets and liabilities of Mirant Americas Generation.

The Company has a number of service agreements for labor and administrative services with Mirant Services, LLC (“Mirant Services”). In addition, Mirant Energy Trading, and previously Mirant Americas Energy Marketing, provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant North America have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant North America and its wholly-owned subsidiaries, the Contributed Subsidiaries and Mirant Americas Generation as discussed above and have been prepared from records maintained by Mirant North America, its subsidiaries, the Contributed Subsidiaries and Mirant Americas Generation. All significant intercompany accounts and transactions have been eliminated in preparing the condensed consolidated and combined financial statements. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Impairment of Long-Lived Assets

Mirant North America evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are separately presented in the accompanying condensed consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying condensed consolidated balance sheets.

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The Mirant North America assets to be sold include the Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impairment loss has not yet been determined, the Company currently estimates the total impairment loss for these two plants will range from $100 million to $200 million and will be reflected as a loss from discontinued operations in the Company’s condensed consolidated statements of operations for the third quarter of 2006.

Recently Adopted Accounting Standard

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same

Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s statements of operations, financial position or cash flows during the quarter.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to measure subsequently those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to transactions occurring after the adoption of this statement. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no impact on the Company’s statements of operations, financial position or cash flows.

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of the Interpretation. The Company has not yet determined the impact of FIN 48 on its statements of operations, financial position or cash flows.

B. Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

Pursuant to the Plan, the Company paid $1.773 billion to settle obligations of Mirant Americas Generation in the six months ended June 30, 2006.

In the six months ended June 30, 2006, Mirant Corporation and Mirant Americas Generation contributed to the Company a $71 million escrow account and the related $71 million bankruptcy claim. These amounts are included in funds on deposit and claims payable, respectively, in the unaudited condensed consolidated balance sheet at June 30, 2006.

Financial Statements of Subsidiaries in Bankruptcy

Mirant North America’s New York subsidiaries remain in bankruptcy and include the following entities: Mirant Lovett, LLC (“Mirant Lovett”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant NY-Gen, LLC (“Mirant NY-Gen”), Mirant New York, Inc. (“Mirant New York”) and Hudson Valley Gas Corporation. Unaudited condensed consolidated financial statements of Mirant North America’s New York subsidiaries are set forth below.

New York Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues	$71	$85	$189	$150
Cost of fuel, electricity and other products	41	70	84	119
Operating expenses	53	48	95	86
Operating income (loss)	(23)	(33)	10	(55)
Other expense, net	—	1	2	1
Reorganization items, net	(1)	(1)	(2)	(1)
Provision for income taxes	—	—	—	1
Net income (loss)	$(22)	$(33)	$10	$(56)

New York Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	At June 30, 2006	At December 31, 2005
	(in millions)
Current assets	$99	$31
Receivables-affiliate	102	149
Property, plant and equipment, net	494	502
Other	12	4
Total assets	$707	$686
Liabilities not subject to compromise
Current liabilities	$192	$168
Affiliate payables	23	36
Other noncurrent liabilities	10	9
Liabilities subject to compromise-affiliate	61	62
Liabilities subject to compromise-nonaffiliate	18	18
Member’s equity	403	393
Total Liabilities and Member’s Equity	$707	$686

New York Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(in millions)
Net cash provided by (used in):
Operating activities	$(7)	$—
Investing activities	73	(3)
Financing activities	5	3
Net increase in cash and cash equivalents	71	—
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$72	$—

Liabilities Subject to Compromise

The Company’s liabilities subject to compromise were $58 million at both June 30, 2006 and December 31, 2005, and relate to its New York subsidiaries that remain in bankruptcy.

The amounts subject to compromise at June 30, 2006, and December 31, 2005, consisted of the following items (in millions):

	At June 30, 2006	At December 31, 2005
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities—affiliate	$40	$40
Accounts payable and accrued liabilities—nonaffiliate	18	18
	$58	$58

Reorganization Items, net

For the three and six months ended June 30, 2006, reorganization items, net were $1 million and relate to the New York subsidiaries. For the three and six months ended June 30, 2006 and 2005, reorganization items, net represent amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. The following were the significant items within this category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated claims and losses on rejected and amended contracts	$—	$(36)	$—	$(17)
Professional fees and administrative expense	—	19	—	35
Interest income, net	(1)	(6)	(1)	(11)
Total	$(1)	$(23)	$(1)	$7

C. Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three and six months ended June 30, 2006 and 2005 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$5
Operations and maintenance expense—affiliate	40	45	78	87
Total	$42	$47	$82	$92

Services and Risk Management Agreements with Affiliates

For the three and six months ended June 30, 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, LLC, Mirant Sugar Creek, LLC, Mirant Shady Hills, LLC, Mirant West Georgia, LLC and Mirant Wichita Falls, LP. For the three and six months ended June 30, 2005, these services were provided by Mirant Americas Energy Marketing. Amounts due from each affiliate under their respective services agreements are recorded as a net accounts payable-affiliate or accounts receivable-affiliate because of each subsidiary’s legal right to offset. For the three and six months ended June 30, 2006, the Company earned approximately $2 million and $3 million, respectively, compared to $2 million and $4 million, respectively, for the same periods in 2005, under these agreements with affiliates which are recorded as a reduction to operations and maintenance in Mirant North America’s unaudited condensed consolidated and combined statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2006, the Company incurred approximately $32 million and $65 million, respectively, compared to $30 million and $68 million, respectively, for the same periods in 2005, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Receivable from Affiliate and Notes Payable to Affiliate

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries participated in an intercompany cash management program approved by the Bankruptcy Court, pursuant to which cash balances at Mirant and the participating subsidiaries were transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. At June 30, 2006, and December 31, 2005, the Company had current notes receivable from Mirant Americas Generation of $125 million and $332 million, respectively, related to the intercompany cash management program. At June 30, 2006, and December 31, 2005, the Company had current notes payable to affiliate of $22 million and $132 million, respectively. For the three and six months ended June 30, 2006, the Company incurred less than $1 million of interest expense under this arrangement, compared to $3 million and $6 million, for the same periods in 2005, which are recorded in interest expense—affiliate in the accompanying unaudited condensed consolidated and combined financial statements.

Payable to Mirant Americas Pursuant to the Plan

Pursuant to the Plan, the Company was required to pay $250 million to Mirant Americas, Inc. (“Mirant Americas”) within five days of the effective date of the Plan in return for Mirant’s contribution of the Trading Debtors. This amount is included in payable to affiliate at December 31, 2005, in the consolidated balance sheet and was paid in January 2006.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of Mirant Mid-Atlantic to provide for the rent payment reserve required in connection with Mirant Mid-Atlantic’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement and the Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover debt service reserve obligations on Mirant Mid-Atlantic’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP, as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities which expires on February 28, 2007.

Prior to 2005, Mirant entered into pre-petition letters of credit to support the Company’s asset management activities. In September 2005, several of these letters of credit were drawn in the amount of $39 million. In January 2006, the remaining pre-petition letter of credit of $7 million was drawn in full. In addition, Mirant entered into post-petition letters of credit to support its asset hedging activities. In January 2006, letters of credit from the Mirant North America senior secured credit facilities replaced the eleven post-petition letters of credit outstanding at December 31, 2005. See “Financial Condition, Cash Collateral and Letters of Credit” for details on letters of credit outstanding at June 30, 2006.

Preferred Stock in Mirant Americas

For the six months ended June 30, 2006, the Company recorded $6 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The New York DIP Borrowers have posted $18.3 million cash collateral with Mirant Energy Trading in accordance with the June 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers.

Contemporaneous with their entry into the Primary New York DIP Agreement, the New York DIP Borrowers also entered into an agreement for secured financing with Mirant (the “Secondary New York DIP Agreement”). The Secondary New York DIP Agreement permits Mirant to make secured debtor-in-possession financing in the maximum amount of $50 million to the New York DIP Borrowers, and the borrowings are available solely for cash collateral postings by any one or more of the New York DIP Borrowers.

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

For further discussion see “Item 2. Management’s Discussion and Analysis—Financial Condition.”

D. Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at June 30, 2006, are included in the following table (in millions):

	Net Price Risk Management Assets(Liabilities)
	Assets Current	Assets Noncurrent	Liabilities Current	Liabilities Noncurrent	Net Fair Value
Electricity	$603	$106	$(449)	$(16)	$244
Natural gas	43	6	(37)	(8)	4
Oil	16	—	(1)	(3)	12
Coal/other	6	7	(10)	(1)	2
Total	$668	$119	$(497)	$(28)	$262

Of the $262 million net fair value asset at June 30, 2006, a net price risk management asset of $96 million relates to the remainder of 2006, a net price risk management asset of $109 million relates to 2007 and a net price risk management asset of $57 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2006, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at June 30, 2006, was a net short position of approximately 28 million equivalent megawatt-hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge its Mid-Atlantic expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2006 (in millions):

	Proprietary Trading	Asset Management	Total
Net fair value of portfolio at December 31, 2005	$40	$(154)	$(114)
Gains recognized in the period, net	23	284	307
Contracts settled during the period, net	(10)	79	69
Net fair value of portfolio at June 30, 2006	$53	$209	$262

E. Assets Held for Sale

No assets were held for sale as of June 30, 2006. Assets held for sale as of December 31, 2005, included $7 million related to the Mirant Service Center building and accompanying land. The sale of the Mirant Service Center closed on June 30, 2006, and the Company recognized a gain of approximately $6 million.

Planned Asset Dispositions

On August 9, 2006, Mirant announced the planned sale of various gas fired assets including the Company’s Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. See Note A “Impairment of Long-Lived Assets” for discussion of impairment losses related to these plants.

The planned sales will result in the reclassification of the revenues and expenses of these assets to discontinued operations and the reclassification of the related assets and liabilities to assets held for sale and liabilities held for sale, respectively, in the third quarter of 2006. The following table presents a pro forma summary of the operating results for these assets for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$13	$21	$22	$31
Operating expenses, including other (expense) income, net	11	24	20	37
Income before income taxes	2	(3)	2	(6)
Provision for income taxes	—	—	—	—
Net income (loss)	$2	$(3)	$2	$(6)

F. Debt

Long-term debt at June 30, 2006 and December 31, 2005, was as follows (in millions):

Long-term debt:	At June 30, 2006	At December 31, 2005	Interest Rate	Secured/ Unsecured
Mirant North America:
Term loan, due 2006 to 2013(1)	$696	$—	LIBOR + 1.75%	Secured
Senior note, due 2013.	850	850	7.375%	Unsecured
Mirant Zeeland capital lease, due 2006 to 2012	12	11	9.50%	—
Other :
Mirant Peaker capital lease, due 2006 to 2015	35	36	8.19%	—
Total	1,593	897
Less: current portion of long-term debt	(74)	(3)
Total long-term debt, excluding current portion	$1,519	$894

       (1) Under the senior secured term loan, $200 million was deposited into a cash collateral account to support issuance of up to $200 million of letters of credit.

Senior Secured Credit Facilities

Mirant North America, entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, the Company drew $465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant North America entities.

Loans under the senior secured credit facilities are available at either of the following rates: (i) a fluctuating rate of interest per annum equal to, on any given day, the greater of (a) the interest rate per annum publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City on that day, and (b) the federal funds rate in effect on that day plus 0.50%, plus the applicable margin described below (the “base rate”), or (ii) a fixed rate determined for selected interest periods of one, two, three or six months equal to U.S. dollar London InterBank Offered Rate (“LIBOR”), plus the applicable margin described below (the “Eurodollar rate”).

The applicable margin with respect to loans under the senior secured revolving credit facility is 1.25% in the case of base rate loans or 2.25% in the case of Eurodollar rate loans. The applicable margin is subject to a reduction of up to 0.50% based on the achievement and maintenance of certain leverage ratios by Mirant North America. This reduction became effective June 7, 2006. The applicable margin with respect to the senior secured term loan is 0.75% in the case of base rate loans or 1.75% in the case of Eurodollar rate loans.

Mirant North America is required to prepay a portion of the outstanding principal balance of the senior secured term loan once a year, in addition to the regularly scheduled principal payments based on adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation to determine excess free cash flows, as defined in the loan agreement. At June 30, 2006, the current estimate of the mandatory principal prepayment of the term loan in April 2007 is approximately $63 million. This amount has been reclassified from long-term debt to current portion of long-term debt as of June 30, 2006.

Senior Notes

In December 2005, the Company issued senior notes (the “Old Notes”) in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The senior notes were issued in a private placement and were not registered with the Securities and Exchange Commission. Interest on the notes is payable on each June 30 and December 31, commencing June 30, 2006. The proceeds of the notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities. The senior notes are obligations of Mirant North America and the respective guarantors and are not recourse to any other Mirant North America entities

In connection with the issuance of the Old Notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the Old Notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of $850 million of 7.375% senior notes due 2013 (the “New Notes”) and initiated an offer to exchange all of the outstanding Old Notes for the New Notes (the “Exchange Offer”). The Exchange Offer was completed on August 4, 2006, with $849.965 million of the outstanding Old Notes being tendered for the New Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

G. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Chapter 11 Proceedings

On July 14, 2003 (the “Petition Date”), and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company, and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a resolution is reached on property taxes and environmental controls that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, the Company will not have access to the cash from operations generated from these subsidiaries.

The Company’s other subsidiaries related to its New York business operations, Mirant New York, Hudson Valley Gas Corporation and Mirant NY-Gen also remain in bankruptcy. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is proceeding with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties Pepco and various subsidiaries of ours causes our subsidiaries that are parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company’s subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company’s subsidiaries but any such claim would be reduced by the amount recovered by Pepco on its comparable claim against Mirant.

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it by the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries have been subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits had been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they had not filed to dismiss certain of the Company’s subsidiaries that were also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

FERC Refund Proceedings.   On July 25, 2001, the Federal Energy Regulatory Commission (the “FERC”) issued an order requiring proceedings (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, to the California Independent System Operator (“CAISO”) or the California Power Exchange (“Cal PX”) from October 2, 2000, through June 20, 2001 (the “Refund Period”). Various parties have appealed these FERC orders to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the California Department of Water Resources (the “DWR”) and other parties. On August 2, 2006, the Ninth Circuit issued an opinion addressing some of the issues raised by these appeals. The Ninth Circuit remanded to the FERC for further proceedings the FERC’s denial of relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust and directed the FERC to address the parties’ request for a market-wide remedy for tariff violations that may have occurred prior to October 2, 2000. In addition, the Ninth Circuit found that the FERC had not adequately supported its decision to exclude from the FERC Refund Proceedings (i) sales made in the CAISO and Cal PX that had a term of greater than 24 hours, and (ii) energy exchange transactions, and remanded these issues to the FERC for further proceedings. The Ninth Circuit affirmed the FERC’s decision to exclude bilateral sales to the DWR from the FERC Refund Proceeding. If the FERC grants the parties’ requested relief with respect to the issues remanded by the Ninth Circuit, any expansion of the Refund Period to include periods prior to October 2, 2000, or of the types of sales of electricity potentially subject to refund could increase the refund exposure of Mirant Americas Energy Marketing in this proceeding.

In the July 25, 2001, order, the FERC also ordered that a preliminary evidentiary proceeding be held to develop a factual record on whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001. In that proceeding, the California Attorney General, the California Public Utility Commission (the “CPUC”) and the California Electricity Oversight Board (the “EOB”) filed to recover certain refunds from parties, including Mirant Americas Energy Marketing, for bilateral sales of electricity to the DWR at the California/Oregon border, claiming that such sales took place in the Pacific Northwest. In an order issued June 25, 2003, the FERC ruled that no refunds were owed and terminated the proceeding. On November 10, 2003, the FERC denied requests for rehearing filed by various parties. Various parties have appealed the FERC’s decision to the Ninth Circuit.

On September 9, 2004, the Ninth Circuit reversed the FERC’s dismissal of a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Company. The Ninth Circuit remanded the proceeding to the FERC for it to determine what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs. Mirant Americas Energy Marketing and other parties have filed a petition for rehearing with the Ninth Circuit that remains pending.

On January 14, 2005, Mirant and certain of its subsidiaries, including the Company, entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company (“SCE”), San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”) and with the Office of Market Oversight and Investigations of the FERC. The California Settlement settled a number of disputed lawsuits and regulatory proceedings that were pursued originally in state and federal courts and before the FERC. The Mirant entities that are parties to the California Settlement (collectively, the “Mirant Settling Parties”) include Mirant Corporation, Mirant Americas Energy Marketing, Mirant Americas Generation, and the Company (as the successor to Mirant California Investments, Inc.). The California Settlement was approved by the FERC on April 13, 2005, and became effective April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the proceeding also initiated by the FERC in July 2001 to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001, and (3) in any proceedings at the FERC resulting from the Ninth Circuit’s reversal of the FERC’s dismissal of the complaint filed in 2002 by the California Attorney General. Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. Subject to applicable bankruptcy law, however, Mirant Americas Energy Marketing will continue to be liable for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside of the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

The Company’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

FERC Show Cause Proceeding Relating to Trading Practices.   On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Company, that a FERC staff report issued on March 26, 2003, identified as having potentially engaged in one or more trading strategies of the type employed by Enron Corporation and its affiliates (“Enron”), as described in Enron memos released by the FERC in May 2002. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs. The Trading Practices Order requires the CAISO to identify transactions between January 1, 2000, and June 20, 2001, that may involve the identified trading strategies, and then requires the applicable sellers involved in those transactions to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff, under which Mirant Americas Energy Marketing would pay $332,411 to settle the show cause proceeding, except for an issue related to sales of ancillary services, which is discussed below. In a November 14, 2003, order in a different proceeding, the FERC ruled that certain allegations of improper trading conduct with respect to the selling of ancillary services during 2000 should be resolved in the show cause proceeding. On December 19, 2003, the Mirant entities filed with the FERC for approval of an amendment to the Trading Settlement Agreement reached with the FERC Trial Staff with respect to the sale of ancillary services. Under that amendment, the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million in settlement of the allegations with respect to the sale of ancillary services. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties have filed motions for rehearing with the FERC, which motions remain pending.

Mirant Americas Energy Marketing Contract Dispute with Nevada Power.   On December 5, 2001, Nevada Power Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, Western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this complaint. Nevada Power has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. The sales made under the contract with Nevada Power have been completed, and we expect that any refund claim related to that contract, if not now barred, will be addressed in the Chapter 11 proceedings.

Mirant Americas Energy Marketing Contract Dispute with Southern California Water.   On December 21, 2001, Southern California Water Co. filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, Western power markets were dysfunctional and non-competitive markets. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. The contract with Southern California Water Company continues through 2006. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on Form 10 K for the year ended December 31, 2004, in Legal Proceedings—Other Governmental Proceedings—CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until

November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or a fine. Mirant’s current assessment is that the amount of any such fine would not be material. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, the Company’s view is that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Mirant Debtors that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 4 and 5 of the Lovett facility or shut down those units by 2007 to 2008. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. The State of New York and the NYSDEC have executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005, approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit to Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of emissions. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions.

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public

Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE

issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, flyash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees. On February 17, 2006, the City amended its complaint to add additional allegations in support of its nuisance claims relating to noise and lighting, interruption of traffic flow by trains delivering coal to the Potomac River plant, particulate matter from the transport and storage of coal and flyash, and potential coal leachate into the soil and groundwater from the coal pile.

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violates Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and seek to limit the period for which it could continue to operate.

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council’s action, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties, will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

New York Tax Proceedings

The Company’s subsidiaries that own the Bowline and Lovett generating plants in New York are the petitioners in various proceedings (“Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2005. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2005. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. The New York state court has indicated its intention to issue a ruling by that date.

Collectively, Mirant Bowline and Mirant Lovett have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003, and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004, and January 30, 2005, and approximately $59 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, and January 30, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005, September 30, 2005, and January 30, 2006, could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected the dam’s penstock and slopes for damage, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicates that the most probable cause of the sinkhole was erosion of soil comprising the dam through a hole in the penstock. The dam is currently stabilized, and Mirant NY-Gen is performing additional remediation repairs. Mirant NY-Gen currently expects to incur additional costs to repair the dam that could be material and to recover insurance proceeds for a portion of these repair costs. As a result of the sinkhole, Mirant NY-Gen was required to perform and provide to the FERC a flood study relating to the Swinging Bridge, Rio and Mongaup reservoirs to determine the maximum capacity of the reservoirs and the downstream consequences of a rain event resulting in a “greater than the maximum capacity” event. The flood study found that under the very extreme weather conditions assumed for the study (which included rainfall over a short period in amounts well in excess of the highest rainfall amounts recorded for such a period historically), the water flowing into the reservoirs could cause the level of the reservoirs to exceed the height of the dams at Mirant NY-Gen’s hydro facilities, leading to downstream flooding. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated cost to remediate the dam at Swinging Bridge is approximately $20 million of which approximately $12 million had been incurred through June 30, 2006. The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam.

California Settlement.   The California Settlement described above in California and Western Power Markets—FERC Refund Proceedings included a provision that either (1) the partially constructed Contra Costa 8 project, which is a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) will be transferred to PG&E or (2) PG&E will receive additional alternative consideration of $70 million (the “CC8 Alternative Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta, LLC (Mirant Delta”) that received a distribution of cash and Mirant common stock with a value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provides that if the transfer of the CC8 Assets to PG&E does not occur on or before June 30, 2008, then the CC8 Alternative Consideration is to be paid to PG&E and the Mirant Settling Parties will retain the CC8 Assets. If PG&E closes on its acquisition of the CC8 Assets, the funds in the escrow account will be paid to Mirant Delta. In the period that the CC8 Assets are transferred to PG&E and the $70 million escrow account is paid to Mirant Delta, the Company expects to recognize a gain for the amount by which the escrow account exceeds the carrying amount of the CC8 Assets. The transfer is expected to be completed before the end of 2006. The estimated amount of that gain is approximately $24 million and will be included in other income in the Company’s consolidated statements of operations.

H.              Income Taxes

The Company is a limited liability company treated as a branch of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to the Company’s operations. Through December 31, 2005, the Company has allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, the Company did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement.

Several significant changes to the Company’s tax posture occurred as a result of the Plan including the conversion of certain of the Company’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes, and certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result eliminates the Company’s recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005.

Certain of the Company’s other subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those corporate regarded entities, the Company allocates current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent the Company provides tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax is $2 million for the three and six months ending June 30, 2006, respectively, compared to $1 million and $2 million for the same periods in 2005. The pro forma balance of the Company’s deferred income taxes is zero as of June 30, 2006.

I.      Condensed Consolidating and Combining Financial Information

In December 2005, the Company’s wholly-owned subsidiary Mirant North America Escrow, LLC (“Mirant North America Escrow”) and its wholly-owned subsidiary MNA Finance Corp. issued $850 million of 7.375% senior notes, which mature on December 31, 2013. Upon Mirant’s and the Company’s emergence from bankruptcy, Mirant North America Escrow was merged with and into Mirant North America with Mirant North America as the surviving entity. See Note F for further discussion of the notes.

The notes are unsecured obligations of Mirant North America. However, they are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Mirant North America and certain of its subsidiaries (all of which are wholly-owned). The accompanying condensed consolidating and combining financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The following sets forth condensed consolidating and combining financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended June 30, 2006
(in millions)

		Mirant		Non
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
Operating revenues	$—	$71	$152	$717	$(259)	$681
Cost of fuel, electricity and other products	(8)	41	75	451	(259)	300
Gross margin	8	30	77	266	—	381
Operating expenses:
Operations and maintenance	—	48	40	65	—	153
Depreciation and amortization	—	5	8	22	—	35
Generation facilities rent	—	—	—	24	—	24
Gain on sales of assets, net	—	—	(1)	(5)	—	(6)
Total operating expenses	—	53	47	106	—	206
Operating Income (Loss)	8	(23)	30	160	—	175
Other Expense (Income), net	(149)	—	(3)	(8)	179	19
Reorganization items, net	—	(1)	—	—	—	(1)
Provision for income tax	2	—	—	—	—	2
Net Income (Loss)	$155	$(22)	$33	$168	$(179)	$155

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED COMBINING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended June  30, 2005
(in millions)

				Mirant
				Americas
				Generation
	Mirant		Non	and
	New York	Guarantor	Guarantor	Eliminations	Combined
Operating revenues	$85	$160	$765	$(342)	$668
Cost of fuel, electricity and other products	70	93	617	(343)	437
Gross margin	15	67	148	1	231
Operating expenses:
Operations and maintenance	42	43	68	—	153
Depreciation and amortization	6	8	19	(1)	32
Generation facilities rent	—	—	26	—	26
Total operating expenses	48	51	113	(1)	211
Operating Income (Loss)	(33)	16	35	2	20
Other Expense (Income), net	1	3	2	(2)	4
Reorganization items, net	(1)	(171)	129	20	(23)
Benefit for income taxes	—	(1)	—	—	(1)
Net Income (Loss)	$(33)	$185	$(96)	$(16)	$40

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2006
(in millions)

		Mirant New		Non
	Parent	York	Guarantor	Guarantor	Eliminations	Consolidated
Operating revenues	$—	$189	$364	$1,653	$(549)	$1,657
Cost of fuel, electricity and other products	10	84	147	931	(549)	623
Gross margin	(10)	105	217	722	—	1,034
Operating expenses:
Operations and maintenance	—	86	80	130	—	296
Depreciation and amortization	—	9	16	42	—	67
Generation facilities rent	—	—	—	48	—	48
Gain on sales of assets, net	—	—	(1)	(5)	—	(6)
Total operating expenses	—	95	95	215	—	405
Operating Income (Loss)	(10)	10	122	507	—	629
Other Expense (Income), net	(590)	2	(2)	(13)	653	50
Reorganization items, net	—	(2)	—	—	1	(1)
Provision for income tax	2	—	—	—	—	2
Net Income (Loss)	$578	$10	$124	$520	$(654)	$578

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR

CONDENSED COMBINING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2005
(in millions)

				Mirant
				Americas
	Mirant			Generation
	New		Non	and
	York	Guarantor	Guarantor	Eliminations	Combined
Operating revenues	$150	$350	$1,535	$(776)	$1,259
Cost of fuel, electricity and other products	119	197	1,297	(780)	833
Gross margin	31	153	238	4	426
Operating expenses:
Operations and maintenance	76	84	133	(1)	292
Depreciation and amortization	11	16	38	—	65
Generation facilities rent	—	—	51	—	51
Gain on sales of assets, net	(1)	—	—	—	(1)
Total operating expenses	86	100	222	(1)	407
Operating Income (Loss)	(55)	53	16	5	19
Other Expense (Income), net	1	3	4	(2)	6
Reorganization items, net	(1)	(169)	142	35	7
Provision for income taxes	1	4	—	—	5
Net Income (Loss)	$(56)	$215	$(130)	$(28)	$1

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
At June 30, 2006
(in millions)

		Mirant		Non
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$138	$72	$—	$163	$—	$373
Funds on deposit	200	—	74	155	—	429
Receivables—affiliate	—	53	41	29	(107)	16
Receivables—nonaffiliate	1	4	6	325	(7)	329
Notes receivable—affiliate	20	32	332	332	(591)	125
Price risk management assets	—	1	23	670	(26)	668
Prepaid rent and other payments	—	1	16	101	—	118
Inventories	(13)	21	26	343	—	377
Investment in securities available for sale	—	—	—	44	—	44
Total current assets	346	184	518	2,162	(731)	2,479
Property, Plant and Equipment, net	—	494	871	1,447	3	2,815
Noncurrent Assets:
Investments in subsidiaries	5,647	—	—	—	(5,647)	—
Goodwill, net	(799)	—	—	799	—	—
Intangible assets, net	—	—	57	159	—	216
Price risk management assets	—	3	9	119	(12)	119
Prepaid rent	—	—	—	220	—	220
Funds on deposit	—	4	—	—	—	4
Accounts receivable—affiliate	—	17	—	—	(17)	—
Accounts receivable—nonaffiliate	—	4	1	—	—	5
Debt issuance costs, net	52	—	—	—	—	52
Other	—	1	7	1	—	9
Total noncurrent assets	4,900	29	74	1,298	(5,676)	625
Total Assets	$5,246	$707	$1,463	$4,907	$(6,404)	$5,919
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$572	$17	$24	$—	$(591)	$22
Current portion of long-term debt	71	—	—	3	—	74
Claims payable and estimated claims accrual	—	—	71	—	—	71
Accounts payable and accrued liabilities	8	31	26	346	(93)	318
Price risk management liabilities	—	—	1	521	(25)	497
Accrued property taxes	49	166	1	—	—	216
Other	—	1	6	—	1	8
Total current liabilities	700	215	129	870	(708)	1,206
Noncurrent Liabilities:
Long-term debt	1,476	—	12	32	(1)	1,519
Price risk management liabilities	—	—	—	39	(11)	28
Asset retirement obligations	—	8	20	9	—	37
Long-term payable—affiliate	—	—	—	17	(17)	—
Other	—	2	1	—	(2)	1
Total noncurrent liabilities	1,476	10	33	97	(31)	1,585
Liabilities Subject to Compromise	—	79	—	—	(21)	58
Commitments and Contingencies
Equity	3,070	403	1,301	3,940	(5,644)	3,070
Total Liabilities and Equity	$5,246	$707	$1,463	$4,907	$(6,404)	$5,919

MIRANT NORTH AMERICA

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2005
(in millions)

		Mirant		Non
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1	$2	$292	$—	$295
Funds on deposit	854	—	4	682	—	1,540
Receivables—affiliate	3	26	49	33	(88)	23
Receivables—nonaffiliate	—	8	9	567	(1)	583
Notes receivable—affiliate	1	106	225	—	—	332
Price risk management assets	8	—	1	625	(30)	604
Prepaid rent and other payments	—	2	17	128	—	147
Inventories	(2)	19	24	237	—	278
Assets held for sale	—	—	—	7	—	7
Investment in securities available for sale	—	—	—	30	—	30
Total current assets	864	162	331	2,601	(119)	3,839
Property, Plant and Equipment, net	—	502	882	1,420	—	2,804
Noncurrent Assets:
Investments in subsidiaries	5,375	—	(2)	—	(5,373)	—
Goodwill, net	(799)	—	—	799	—	—
Intangible assets, net	—	—	58	163	—	221
Price risk management assets	12	1	—	105	(13)	105
Prepaid rent	—	—	—	208	—	208
Funds on deposit	—	4	1	—	—	5
Accounts receivable—affiliate	—	17	—	—	(17)	—
Accounts receivable—nonaffiliate	—	—	1	1	—	2
Debt issuance costs, net	22	—	2	—	—	24
Total noncurrent assets	4,610	22	60	1,276	(5,403)	565
Total Assets	$5,474	$686	$1,273	$5,297	$(5,522)	$7,208
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$6	$12	$35	$79	$—	$132
Current portion of long—term debt	—	—	—	3	—	3
Accounts payable and accrued liabilities	277	37	39	495	(67)	781
Price risk management liabilities	—	19	3	804	(30)	796
Accrued property taxes	48	136	2	—	—	186
Total current liabilities	331	204	79	1,381	(97)	1,898
Noncurrent Liabilities:
Long-term debt	850	—	11	33	—	894
Price risk management liabilities	—	—	—	39	(12)	27
Long term liabilities—affiliate	—	—	—	17	(17)	—
Asset retirement obligations	—	5	19	9	—	33
Other noncurrent liabilities	—	4	1	1	(1)	5
Total noncurrent liabilities	850	9	31	99	(30)	959
Liabilities Subject to Compromise	—	80	—	—	(22)	58
Commitments and Contingencies					—
					—
Equity	4,293	393	1,163	3,817	(5,373)	4,293
Total Liabilities and Equity	$5,474	$686	$1,273	$5,297	$(5,522)	$7,208

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2006
(in millions)

		Mirant New		Non-
Cash Flows Provided By (Used In):	Parent	York	Guarantor	Guarantor	Eliminations	Consolidated
Operating Activities	$161	$(7)	$127	$740	$(420)	$601
Investing Activities	(18)	73	(117)	(369)	591	160
Financing Activities	(5)	5	(12)	(500)	(171)	(683)
Net increase (decrease) in cash and cash equivalents	138	71	(2)	(129)	—	78
Cash and cash equivalents, beginning of period	—	1	2	292	—	295
Cash and cash equivalents, end of period	$138	$72	$—	$163	$—	$373

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR

CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2005
(in millions)

				Mirant
				Americas
	Mirant			Generations
	New		Non	and
Cash Flows Provided By (Used In):	York	Guarantor	Guarantor	Eliminations	Combined
Operating Activities	$—	$54	$(61)	$(33)	$(40)
Investing Activities	(3)	(66)	(41)	63	(47)
Financing Activities	3	12	(1)	(14)	—
Net increase (decrease) in cash and cash equivalents	—	—	(103)	16	(87)
Cash and cash equivalents, beginning of period	—	2	466	168	636
Cash and cash equivalents, end of period	$—	$2	$363	$184	$549

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company’s accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a national independent power provider whose revenues and gross margin primarily are generated through the production of electricity in the United States. We are an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”), which emerged from Chapter 11 on January 3, 2006.

On July 11, 2006, Mirant announced the commencement of auction processes to sell its Philippines and Caribbean businesses and a modified “Dutch Auction” tender offer to repurchase Mirant common stock. On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. These sales are expected to close by mid-2007.

In the tender offer, Mirant is offering to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. Mirant intends to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries. The tender offer will expire on August 21, 2006.

Our gross margin for the six months ended June 30, 2006, was $1.034 billion. This amount included $376 million of unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005 levels. The primary factors impacting the realized gross margin and cash flows of our operations are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions.

Prior to 2006, we hedged a substantial portion of our Mirant Mid-Atlantic, LLC (“Mirant Mid-Atlantic”) baseload coal fired generation and our New England intermediate oil fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the six months ended June 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the six months ended June 30, 2006, than in the same period of 2005, primarily due to mild weather and higher oil prices.

In January 2006, our Mirant Mid-Atlantic subsidiary entered into financial swap transactions with a counterparty pursuant to which Mirant Mid-Atlantic economically hedged approximately 80%, 50% and 50% of its expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations of Mirant Mid-Atlantic and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Cash flows from operations for the six months ended June 30, 2006, was a net provision of $601 million, which included $658 million of realized gross margin and a decrease of $464 million in the amount of cash collateral posted to support energy trading and marketing activities.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross margin
Affiliate	$(8)	$(10)	$2	$(21)	$(5)	$(16)
Nonaffiliate	389	241	148	1,055	431	624
Total gross margin	381	231	150	1,034	426	608
Operating expenses:
Operations and maintenance
Affiliate	70	73	(3)	140	151	(11)
Nonaffiliate	83	80	3	156	141	15
Depreciation and amortization	35	32	3	67	65	2
Generation facilities rent	24	26	(2)	48	51	(3)
Gain on sales of assets, net	(6)	—	(6)	(6)	(1)	(5)
Total operating expenses	206	211	(5)	405	407	(2)
Operating income	175	20	155	629	19	610
Other expense (income), net
Affiliate	(2)	3	(5)	(3)	6	(9)
Nonaffiliate	21	1	20	53	—	53
Reorganization items, net	(1)	(23)	22	(1)	7	(8)
Provision (benefit) for income taxes	2	(1)	3	2	5	(3)
Net Income	$155	$40	$115	$578	$1	$577

In the tables below, the Mid-Atlantic region includes our Chalk Point, Morgantown, Dickerson and Potomac River facilities. The Northeast region includes our Lovett, Bowline, Grahamsville, Hillburn, Mongaup, Rio, Shoemaker, Swinging Bridge, Canal, Kendall, Martha’s Vineyard and Wyman facilities. The West and Mid-Continent region includes our Contra Costa, Pittsburg, Potrero, Bosque and Zeeland facilities. Energy Trading includes proprietary trading and Eliminations include the elimination of intercompany transactions between Mirant North America subsidiaries.

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,		Increase/	Ended June 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Mid-Atlantic	28%	31%	(3)%	32%	35%	(3)%
Northeast	17%	23%	(6)%	16%	31%	(15)%
West and Mid-Continent	10%	9%	1%	9%	9%	—%

The following table summarizes power generation volumes by region for the three and six months ended June 30, 2006 and 2005 (in gigawatt hours):

	Three Months			Six Months
	Ended June 30,		Increase/	Ended June 30,		Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
Mid-Atlantic	3,236	3,603	(367)	7,319	8,042	(723)
Northeast	1,169	1,523	(354)	2,164	4,130	(1,966)
West and Mid-Continent	863	772	91	1,427	1,520	(93)
Total United States	5,268	5,898	(630)	10,910	13,692	(2,782)

Gross Margin

The following tables detail gross margin by realized and unrealized margin for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$139	$99	$238	$102	$66	$168
Northeast	69	(1)	68	47	4	51
West and Mid-Continent	39	—	39	30	—	30
Energy Trading	30	(3)	27	(26)	7	(19)
Eliminations	9	—	9	2	(1)	1
Total	$286	$95	$381	$155	$76	$231

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$330	$325	$655	$242	$10	$252
Northeast	215	33	248	107	13	120
West and Mid-Continent	74	—	74	58	4	62
Energy Trading	48	18	66	(53)	40	(13)
Eliminations	(9)	—	(9)	5	—	5
Total	$658	$376	$1,034	$359	$67	$426

Three Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased by $150 million for the three months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Three Months Ended June 30, 2006
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$76	$46	$1	$30	$9	$162
Contracted and capacity(2)	10	11	39	—	—	60
Incremental realized value of hedges(3)	53	12	(1)	—	—	64
Unrealized gains (losses)(4)	99	(1)	—	(3)	—	95
Total	$238	$68	$39	$27	$9	$381

	Three Months Ended June 30, 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$105	$33	$—	$(6)	$2	$134
Contracted and capacity(2)	21	9	36	(20)	—	46
Incremental realized value of hedges(3)	(24)	5	(6)	—	—	(25)
Unrealized gains (losses)(4)	66	4	—	7	(1)	76
Total	$168	$51	$30	$(19)	$1	$231

	Three Months Ended June 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$(29)	$13	$1	$36	$7	$28
Contracted and capacity(2)	(11)	2	3	20	—	14
Incremental realized value of hedges(3)	77	7	5	—	—	89
Unrealized gains (losses)(4)	33	(5)	—	(10)	1	19
Total	$70	$17	$9	$46	$8	$150

       (1) Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

       (2) Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement in 2005.

       (3) Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

       (4) Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $70 million primarily due to the following:

•       a decrease of $29 million in energy primarily related to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value and a reduction in power prices;

•       an increase of $77 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $33 million related to unrealized gains from hedging activities primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the adverse impact of changes in fuel prices relative to the changes in the previous year.

Northeast operations gross margin increased by $17 million primarily due to an increase of $13 million in energy, which includes an $8 million increase in intercompany sales of surplus emissions allowances to our Mid-Atlantic operations.

West and Mid-Continent operations gross margin increased by $9 million primarily due to an increase of $5 million in incremental realized hedges primarily related to the expiration of unfavorable load deals in 2005.

Energy Trading gross margin increased $46 million primarily due to an increase in energy of $36 million in realized margin in our proprietary trading. Contracted and capacity included $20 million in realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase, LLC (“Mirant Power Purchase”).

Eliminations gross margin increased by $8 million due primarily to an increase of $6 million related to the elimination of intercompany emissions allowances transactions.

Operating Expenses

Our operating expenses decreased by $5 million for the three months ended June 30, 2006, compared to the same period in 2005 primarily due to a $6 million gain on sales of assets, net, related to the sale of the Mirant Service Center which closed on June 30, 2006.

Other Expense, net

Our other expense, net increased by $15 million for the three months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on our debt.

Reorganization Items, net

The net favorable effect of reorganization items, decreased by $22 million due to our emergence from Chapter 11.

Six Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased $608 million for the six months ended June 30, 2006, compared to the same period for 2005 and is detailed as follows (in millions):

	Six Months Ended June 30, 2006
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$213	$106	$1	$48	$(9)	$359
Contracted and capacity(2)	24	18	74	—	—	116
Incremental realized value of hedges(3)	93	91	(1)	—	—	183
Unrealized gains (losses)(4)	325	33	—	18	—	376
Total	$655	$248	$74	$66	$(9)	$1,034

	Six Months Ended June 30, 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$250	$81	$—	$(5)	$5	$331
Contracted and capacity(2)	46	17	67	(48)	—	82
Incremental realized value of hedges(3)	(54)	9	(9)	—	—	(54)
Unrealized gains (losses)(4)	10	13	4	40	—	67
Total	$252	$120	$62	$(13)	$5	$426

	Six Months Ended June 30, 2006 vs. 2005
	Mid- Atlantic	Northeast	West and Mid- Continent	Energy Trading	Eliminations	Total
Energy(1)	$(37)	$25	$1	$53	$(14)	$28
Contracted and capacity(2)	(22)	1	7	48	—	34
Incremental realized value of hedges(3)	147	82	8	—	—	237
Unrealized gains (losses)(4)	315	20	(4)	(22)	—	309
Total	$403	$128	$12	$79	$(14)	$608

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, steam sales and our proprietary trading activities.

(2)          Contracted and capacity relates to revenue received through reliability must run contracts (“RMR”) and other installed capacity mechanisms, revenues from ancillary services and revenue from the Back-to-Back Agreement in 2005.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Mid-Atlantic operations gross margin increased by $403 million primarily due to the following:

•       a decrease of $37 million in energy primarily due to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value as well as a higher average cost for sulfur dioxide (“SO2”) allowances as compared to the previous year and higher oil prices;

•       an increase of $147 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $315 million related to unrealized gains from hedging activities of $325 million for the six months ended June 30, 2006, as compared to $10 million for the same period in 2005 due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

Northeast operations gross margin increased by $128 million primarily due to the following:

•       an increase of $25 million in energy which included $40 million in increased intercompany sales of emissions allowances, offset by a decrease in generation volumes due to increased oil prices;

•       an increase of $82 million in incremental realized value of hedges primarily related to the settlement of power contracts at higher than market prices; and

•       an increase of $20 million related to unrealized gains from hedging activities of $33 million for the six months ended June 30, 2006, as compared to $13 million for the same period in 2005, primarily due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

West and Mid-Continent operations gross margin increased by $12 million primarily due to an increase of $8 million in incremental realized value of hedges primarily related to the expiration of unfavorable load deals in 2005.

Energy Trading gross margin increased $79 million primarily due to an increase in energy of $53 million in realized margin in our proprietary trading business. Contracted and capacity includes $48 million in realized margin on the Back-to-Back Agreement in 2005. In 2006, the Back-to-Back Agreement was transferred to Mirant Power Purchase. Unrealized gains on the Back-to-Back Agreement decreased by $45 million and unrealized gains on our proprietary trading increased by $23 million.

Eliminations gross margin decreased by $14 million due primarily to a decrease of $15 million related to the elimination of intercompany emissions allowances transactions.

Operating Expenses

Our operating expenses decreased by $2 million for the six months ended June 30, 2006, compared to the same period in 2005 primarily due to an increase in operation and maintenance of $4 million that was offset by a decrease of $5 million gain on sales of assets, net. The sale of the Mirant Service Center closed on June 30, 2006 and the Company recognized a gain of approximately $6 million.

Other Expense, net

Our other expense, net increased by $44 million for the six months ended June 30, 2006, compared to the same period in 2005 primarily due to interest expense on the debt offset by increased interest income due to higher cash balances and lower collateral requirements.

Reorganization Items, net

The net favorable effect of reorganization items, decreased by $8 million due to our emergence from Chapter 11.

Financial Condition

Senior Notes and Senior Secured Credit Facilities

On December 23, 2005, the Company issued $850 million of 7.375% senior unsecured notes due 2013 (the “Old Notes”). These notes were issued in a private placement and were not registered with the Securities and Exchange Commission. The funds from this issuance initially were placed in escrow and were released from escrow on January 3, 2006. On August 4, 2006, Mirant North America completed an exchange offer for the Old Notes, whereby $849.965 million of senior notes registered under the Securities Act (the “New Notes”) were exchanged for an equal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights. On January 3, 2006, Mirant North America also entered into an $800 million senior secured revolving credit facility and a $700 million senior secured term loan. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit.

Debtor-in-Possession Financing for New York Subsidiaries

We and Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) (the “Primary DIP Lenders”) entered into an agreement (the ‘‘Primary New York DIP Agreement’’) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Inc. (“Mirant New York”), Mirant Bowline, LLC (“Mirant Bowline”), Mirant Lovett, LLC (“Mirant Lovett”) and Hudson Valley Gas Corporation (collectively, the ‘‘New York DIP Borrowers’’), to the extent such amounts are collateralized with cash or cash equivalents by the New York DIP Borrowers. The facility is available on a joint and several basis to the New York DIP Borrowers. On January 31, 2006, all the assets of Mirant Americas Energy Marketing were transferred to Mirant Energy Trading, with Mirant Energy Trading to succeed to all rights and assume all obligations of Mirant Americas Energy Marketing under the Primary New York DIP Agreement. The financing under the Primary New York DIP Agreement can be utilized through borrowings by the New York DIP Borrowers, the issuance of letters of credit for the account of any of the New York DIP Borrowers or in support of commercial transactions entered into by Mirant Energy Trading for the benefit of the New York DIP Borrowers, the posting of cash in respect of obligations incurred for the benefit of any of the New York DIP Borrowers, including the making of prepayments for fuel and other commodities for the benefit of any of the New York DIP Borrowers. Under the Primary New York DIP Agreement, the amount which represents the excess on the effective date of the Plan of (x) credit support posted for the benefit of the New York DIP Borrowers by the lenders in respect of transactions entered into on their behalf over (y) the amount of cash collateral posted by the New York DIP Borrowers to the lenders is deemed to be a loan made to the New York DIP Borrowers on such date. The New York DIP Borrowers have posted $18.3 million cash collateral with Mirant Energy Trading in accordance with the June 30, 2006, collateral allocation performed in good faith by Mirant Energy Trading. To the extent that the required level of credit support provided to the New York DIP Borrowers is reduced, the amount of such reduction is required to be returned to the New York DIP Borrowers. The financing under the Primary New York DIP Agreement has a stated maturity of 180 days, subject to renewal or extension, and is available until the earlier of (x) the expiration of such period or (y) with respect to each of the New York DIP Borrowers, the effective date of a confirmed Plan of Reorganization (the “Plan”) for such New York DIP Borrower in its Chapter 11 case. The loan was extended for an additional 180 days in July 2006. Subject to the authorization of the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), the obligations of the New York DIP Borrowers under the Primary New York DIP Agreement, pursuant to Section 364(c) of the Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended, the “Bankruptcy Code”), (i) constitutes a claim having priority over any or all administrative expenses of the kind specified in sections 503(b) or 507(b) of Bankruptcy Code, (ii) is secured by a lien on property of the estates of the New York DIP Borrowers that is not otherwise subject to a lien and (iii) is secured by a junior lien on property of the estates of the New York DIP Borrowers that is subject to a lien. The financing bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Primary New York DIP Agreement contains certain events of default, and the ability of the New York DIP Borrowers to borrow thereunder is subject to certain conditions precedent. In addition, the Primary New York DIP Agreement contains covenants that, among other things, restrict the ability of the New York DIP Borrowers to engage in mergers, acquisitions and asset sales, to make investments and to incur indebtedness.

Contemporaneous with their entry into the Primary New York DIP Agreement, the New York DIP Borrowers also entered into an agreement for secured financing with Mirant (the “Secondary New York DIP Agreement”). The Secondary New York DIP Agreement permits Mirant to make secured debtor-in-possession financing in the maximum amount of $50 million to the New York DIP Borrowers, and the borrowings are available solely for cash collateral postings by any one or more of the New York DIP Borrowers. The terms of the Secondary New York DIP Agreement are substantially similar to the terms of the Primary New York DIP Agreement. However, (i) the rights of the Primary DIP Lenders to payment out of cash collateral posted by the New York DIP Borrowers pursuant to the Primary New York DIP Agreement as may be repaid shall at all times rank senior to the rights of Mirant under the Secondary New York DIP Agreement and (ii) certain claims and liens granted under the Primary New York DIP Agreement in respect of cash collateral posted by the New York DIP Borrowers shall at all times be senior to similar claims and liens granted under the Secondary New York DIP Agreement. The loan was extended for an additional 180 days in July 2006.

The Bankruptcy Court has approved a debtor-in-possession loan to Mirant NY-Gen, LLC (“Mirant NY-Gen”) from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam. The loan was extended for an additional 180 days in July 2006.

Use of Proceeds from Planned Dispositions

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. Proceeds from the sales of the Zeeland and Bosque units will be utilized pursuant to the covenants contained in the Mirant North America debt instruments.

Cash Flows

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased $641 million for the six months ended June 30, 2006, compared to the same period in 2005. Net cash provided by operating activities for the six months ended June 30, 2006, was $601 million and included the following:

Sources of Cash

•       realized gross margin of $658 million; and

•       a decrease of $464 million in the amount of cash collateral posted to support energy trading and marketing activities due to the settlement of contracts and a decline in power prices during the period.

Uses of Cash

•       operations and maintenance expenses of $296 million, partially offset by $30 million accrued for New York property taxes but not paid;

•       interest payments of $66 million; and

•       $200 million drawn under the senior secured term loan that was deposited into a cash collateral account to support the issuance of letters of credit.

Net cash used in operating activities for the six months ended June 30, 2005, was $40 million and included the following:

Sources of Cash

•       realized gross margin of $359 million; and

•       a decrease of $5 million in the amount of cash collateral posted to support energy trading and marketing activities.

Uses of Cash

•       operations and maintenance expenses of $292 million, partially offset by $27 million accrued for New York property taxes but not paid;

•       interest payments of $9 million;

•       payments of claims and professional fees related to bankruptcy of $33 million; and

•       payment to Pepco of $57 million related to suspended payments under the Back-to-Back Agreements.

Investing Activities.   Net cash provided by investing activities was $160 million for the six months ended June 30, 2006, compared to the use of $47 million for the same period in 2005. This difference was primarily due to the following:

•       in 2006, we had capital expenditures of $63 million compared to capital expenditures of $62 million in 2005;

•       in 2006, we received proceeds of $16 million from the sale of assets and investments, and in 2005, we received proceeds of $4 million from the 2004 sale of the Bowline gas turbines; and

•       in 2006, we received $207 million from the repayment of notes receivable from affiliate compared to $11 million for the same period in 2005.

Capital Expenditures.   We expect to incur capital expenditures of approximately $300 million in 2006. Approximately $200 million of our 2006 capital expenditures are for environmental compliance. See “Environmental Regulation” for additional discussion of expected environmental capital expenditures.

Financing Activities.   Net cash used in financing activities was $683 million for the six months ended June 30, 2006, compared to $0 for the same period in 2005. This difference was primarily due to the following:

•       in 2006, proceeds from issuance of debt were approximately $2 billion. The debt proceeds in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility. We also incurred $51 million in debt issuance costs associated with these debt facilities; and

•       in 2006, we repaid debt of $470 million, which included the $465 million drawn on our senior secured revolving credit facility. We also made a payment of $250 million to Mirant Americas, Inc. (“Mirant Americas”) under the Plan and repaid $110 million of the notes payable-affiliate compared to $1 million for the same period in 2005. Pursuant to the Plan we made distributions in respect of claims against the Mirant Americas Generation debtors of $44 million and paid $1.773 billion to settle obligations of Mirant Americas Generation pursuant to the Plan.

Total Cash, Cash Equivalents and Credit Facility Availability

As of June 30, 2006, we have total cash, cash equivalents, and credit facility availability of approximately $1.1 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant North America and its subsidiaries as of June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006	December 31, 2005
Cash and Cash Equivalents:
Mirant Mid-Atlantic	$72	$276
Mirant North America	301	19
Total cash and cash equivalents	373	295
Less: Cash required for operating, working capital or other purposes or restricted by the subsidiaries’ debt agreements	81	1
Total available cash and cash equivalents	292	294
Available under credit facilities	818	—
Available under the DIP Facility	—	249
Total cash, cash equivalents and credit facilities availability	$1,110	$543

Tender Offer.   On July 11, 2006, Mirant announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to 43 million shares of Mirant common stock for an aggregate purchase price of up to $1.25 billion. Mirant’s shareholders can, subject to certain conditions, sell all or a portion of their shares of Mirant common stock to Mirant at a price not less than $25.75 and not more than $29.00 per share. Mirant intends to pay for the shares tendered in the offer and related expenses with approximately $300 million of cash on hand at Mirant Corporation and approximately $950 million of distributions from subsidiaries, including approximately $175 million and $740 million to be distributed from us and Mirant Asia-Pacific Limited and its subsidiaries, respectively, as well as approximately $35 million from other subsidiaries of Mirant Corporation.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide trade credit support for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2006, our outstanding issued letters of credit totaled $182 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of June 30, 2006 and December 31, 2005 (in millions):

	At June 30, 2006	At December 31, 2005
Cash collateral posted—energy trading and marketing(1)	$155	$619
Cash collateral posted—debt service and rent reserves	—	56
Cash collateral posted—other operating activities	7	10
Letters of credit—energy trading and marketing	100	51
Letters of credit—debt service and rent reserves	75	—
Letters of credit—other operating activities	7	5
Total	$344	$741

(1)          The amount includes approximately $130 million deposited with J.P. Morgan Futures, Inc. as clearing broker as of June 30, 2006.

On July 13, 2006, Moody’s Investors Service reduced Mirant’s credit rating to “B2.” Our debt ratings were also lowered. Standard and Poor’s announced that they also might reduce Mirant’s credit rating and our debt ratings.

Other Developments

Locational Installed Capacity Proposal

Our New England plants participate in a market administered by the Independent System Operator-New England (“ISO-NE”). Mirant Energy Trading, LLC (“Mirant Energy Trading”) is a member of the New England Power Pool (“NEPOOL”), which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont and which functions as an advisory organization to ISO-NE. The Federal Energy Regulatory Commission (“FERC”) approved ISO-NE as the Regional Transmission Organization (“RTO”) for the New England region effective on February 1, 2005, making ISO-NE responsible for market rule filings at the FERC. In addition, ISO-NE is responsible for the operation of transmission systems and administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model, with a price mitigation method similar to the New York Independent System Operators (“NYISO”) Automated Mitigation Procedure, although it is implemented via manual processes rather than the automated process employed in New York. In 2004, the FERC approved a locational installed capacity market for ISO-NE (the ‘‘LICAP proposal’’) based on the demand curve concept used by the NYISO to be implemented in January 2006. Demand curves are administrative mechanisms used to establish electricity generation capacity prices. A hearing on the demand curve parameters was held in February and March 2005, and an initial decision issued by the presiding administrative law judge ruled in favor of many of the suppliers’ issues in the hearing. A subsequent FERC order issued on October 21, 2005, pushed back the LICAP implementation date to no sooner than October 1, 2006, and put in place procedures to pursue a settlement on alternatives to the LICAP mechanism. Any such alternatives were to be submitted to the FERC by January 31, 2006. On January 31, 2006, a FERC settlement judge reported that an agreement in principle had been reached among the majority of the parties in the LICAP proceeding and requested an extension of the January 31, 2006 deadline so that a final settlement could be filed with the FERC by March 6, 2006. On March 6, 2006, a comprehensive settlement proposal was filed with the FERC on behalf of numerous parties to the LICAP proceeding. The settlement would replace the LICAP proposal with a Forward Capacity Market (“FCM”) under which annual capacity auctions would be conducted for supply three years in advance of delivery. In addition, the settlement provides for a four year transition period under which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, and continuing with price escalators through May 31, 2010. The settlement will go into effect upon approval, without modification, by the FERC. On June 16, 2006, the Commission issued a decision accepting the proposed FCM settlement without modification. The FCM will result in increased opportunities for our New England generators to receive more revenues for their capacity commencing in December 2006.

Reliability Pricing Model

Our Mid-Atlantic facilities sell power into the markets operated by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), which the FERC approved to operate as an independent system operator (“ISO”) in 1997 and as an RTO in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when cheaper power cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load serving entities in PJM are required to have adequate sources of capacity. PJM operates a capacity market whereby load serving entities can procure their capacity requirements through a system-wide single clearing price auction. In PJM, all capacity is assumed to be universally deliverable, regardless of its location. PJM has greatly expanded its system over the last three years to include Allegheny Power, Commonwealth Edison, American Electric Power, Inc., Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. As a result, capacity prices have significantly declined. The PJM expansions have resulted in an apparent system-wide surplus of capacity, despite the fact that certain regions in PJM, including the Mid-Atlantic area in which our Morgantown, Chalk Point, Dickerson and Potomac River Plants are located, will need capacity additions within the next few years.

On August 31, 2005, PJM filed its Reliability Pricing Model (‘‘RPM’’) with the FERC to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the Settlement Judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and will work to develop a more detailed settlement agreement to be filed by September 27, 2006. It is impossible to predict whether a final settlement agreement will be filed with the FERC by September 27, 2006. It is likewise impossible to predict the outcome of litigation, and whether RPM or a similar proposal would be adopted by FERC should settlement efforts fail. If a settlement agreement is filed and approved by FERC without conditions or modifications, or if FERC approves RPM in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), SO2 and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”) will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion in 2006 through 2009.

SO2 Emissions Reductions

On August 3, 2006, we announced a plan that will reduce SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point Generating Station located in Prince George’s County, Dickerson Generating Station located in Montgomery County, and Morgantown Generating Station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce NOx emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants.

Clean Air Mercury Rule

The Environmental Protection Agency (the “EPA”) promulgated the CAMR on March 15, 2005, which utilizes a market-based cap and trade approach under Section 111 of the Federal Clean Air Act (the “Clean Air Act”). It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. In October 2005, the EPA issued a notice of proposed rulemaking to reconsider certain aspects of the CAMR. On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant mercury. The EPA was asked to regulate electric steam generating units under Section 112 of the Clean Air Act, which would have required each coal unit to apply control technology to reduce emissions from mercury and the cap-and-trade of mercury emissions would not have been allowed. Instead, the EPA determined that regulation under Section 112 of the Clean Air Act was not appropriate. This means the allowance trading program for mercury will stay intact. For Mirant, and the Company, we will receive an allocation of mercury emissions allowances associated with our coal units nationwide and unless there are state restrictions, under the federal program, Mirant and the Company will be allowed to use and trade those allowances. The EPA also made minor technical changes to the CAMR including a recalculation of mercury allocations for the State of Alaska, which resulted in a slight recalculation of allowances for each state.

Virginia Mercury Rule

On April 19, 2006, the Governor of Virginia signed into law HB 1055, an air emissions control law implementing generally the federal rules, CAIR and CAMR. However, the state law limits Mirant Potomac River generating station’s ability to fully utilize CAMR allowances to meet compliance obligations.

The state-specific mercury law restricts our ability to use allowances allocated to the Potomac River, generating station for compliance purposes because the facility is located in a non-attainment region. The restriction specifically limits the use of allowances for compliance to credits, if any are available, allocated to Mirant Americas Generation’s Maryland facilities which are located within 200 km of Virginia’s border. Restrictions to the federal cap-and-trade programs reduce power plant flexibility in meeting compliance obligations. Potomac River generating station is not prohibited in selling allowances allocated under the CAMR; just in the use of showing compliance with the Virginia State law.

Faulkner Ash Storage Zoning Matter

On June 8, 2006, the Board of Zoning Appeals for Charles County, Maryland, ruled on Mirant MD Ash Management, LLC’s (“Mirant MD Ash Management”) application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The new conditions include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. Mirant MD Ash Management filed a Motion for the Reconsideration on June 23, 2006, which was denied by Order dated July 24, 2006. Mirant may appeal the Order. The Faulkner Ash Storage site serves the Morgantown generating facility. The economic impact of this requirement is not known at this time.

California Generation Facilities

On May 4, 2006, we filed a 90-day notice of our intent to shut down Pittsburg Unit 7 and Contra Costa Unit 6 with the California Public Utilities Commission and the California Independent System Operator (the “CAISO”) in accordance with California law and agreements governing operations with the CAISO. On August 1, 2006 we withdrew this notice, because we reached an agreement to sell approximately 2,000 MW of the output of the Pittsburg Unit 7 and the Contra Costa Unit 6 facilities to Pacific Gas & Electric Company (“PG&E”), as described below.

On July 28, 2006, we signed two tolling agreements with PG&E to provide electricity from our natural gas fired units at Pittsburg and Contra Costa, including Pittsburg Unit 7 and Contra Costa Unit 6. The agreements are for 100% of the capacity from these assets, approximately 2,000 MW. The contracts have varying tenors ranging from one to four years, beginning in 2007. We will receive monthly capacity payments with bonuses and/or penalties based on guaranteed heat rate and availability tolerances.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated results of operations or financial condition.

We have discussed the selection and application of these accounting estimates with the Board of Managers and our independent auditors. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our unaudited condensed consolidated and combined financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.   We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by United States generally accepted accounting principles (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model has historically been used to account for our generation revenue from the sale of energy and integrated utilities and also to account for distribution revenue from the sale and distribution of energy. We recognize revenue when earned and collection is probable as a result of electric power delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of megawatt hours (“MWh”) delivered, at the relevant day-ahead or real-time prices. The Company also recognizes affiliate and nonaffiliate revenue when ancillary services have been performed and collection of such revenue is probable.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets and that engage in proprietary trading activities. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques, valuation adjustments related to credit and liquidity and judgments related to the probability of completing forecasted transactions to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

Key Assumptions and Approach Used.   Determining the fair value of derivatives involves significant estimates based largely on the mid-point of quoted prices in active markets. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Fair value estimates involve uncertainties and matters of significant judgment. Our modeling techniques for fair value estimation include assumptions for market prices, supply and demand market data, correlation and volatility. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.

The fair value of price risk management assets and liabilities affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the LIBOR. In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

Effect if Different Assumptions Used.   The amounts recorded as revenues and cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note D to our unaudited condensed consolidated and combined financial statements for further information on financial instruments related to energy trading and marketing activities.

For additional information regarding accounting for derivative instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Long-Lived Assets

Estimated Useful Lives

Nature of Estimates Required.   The estimated useful lives of our long-lived assets are used to compute depreciation expense, determine the carrying value of asset retirement obligations, and estimate expected future cash flows attributable to an asset for the purposes of impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly.

Key Assumptions and Approach Used.   Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be impacted by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets.

Effect if Different Assumptions Used.   The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation is used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk-free rate. We have identified certain retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

Key Assumptions and Approach Used.   The fair value of liabilities associated with asset retirement obligations is estimated by applying a present value calculation to current engineering cost estimates of satisfying the obligations. Significant inputs to the present value calculation include current cost estimates, estimated asset retirement dates and appropriate discount rates. Where appropriate, multiple cost and/or retirement scenarios have been probability weighted.

Effect if Different Assumptions Used.   We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. However, due to changes in inflation assumptions, interest rates and asset useful lives, actual future cash flows required to satisfy asset retirement obligations could differ materially from the current recorded liabilities.

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and indefinite-lived intangible assets for impairment in accordance with applicable accounting guidance. Generally, an impairment occurs when the fair value of the asset or reporting unit is less than its carrying value. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

On August 9, 2006, Mirant announced the planned sale of various gas fired assets. The assets to be sold include our Zeeland (837 MW) and Bosque (532 MW) intermediate and peaking gas fired plants. The planned sales will result in the reclassification of the long-lived assets related to these plants as held for sale beginning in the third quarter of 2006. Initial estimates indicate that for each of these plants an impairment loss will need to be recorded in the third quarter to reduce the carrying value of these plants to the fair value less costs to sell. While the amount of the impairment loss has not yet been determined, we currently estimate the total impairment loss for these two plants will range from $100 million to $200 million and will be reflected as a loss from discontinued operations in our condensed consolidated statements of operations for the third quarter of 2006.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Income Taxes

We are a limited liability company treated as a branch for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to our operations. Through December 31, 2005, we have allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, we did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year net operating loss as realization of such losses were dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net tax operating losses and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted change.

The determination of a valuation allowance requires significant judgment as to the generation of future taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Several significant changes to our tax posture occurred as a result of the Plan of Reorganization. Implementation of the Plan included the conversion of certain of our regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate our recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. Certain of our other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Mirant New York, Inc., Hudson Valley Gas Corporation, Mirant Kendall, LLC and Mirant Special Procurement, Inc.

Additionally, we have contingent liabilities related to tax uncertainties arising in the ordinary course of business. We periodically assess our contingent liabilities in connection with these uncertainties based on the latest information available. For those uncertainties where it is probable that a loss has occurred and the loss or range of loss can be reasonably estimated, a liability is recognized in the financial statements. The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. See Note A to our consolidated financial statements for further information on FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”).

In December 2005, pursuant to the Plan, Mirant rejected and thereby eliminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution, with the exception of income tax payables and receivables related to Mirant New York, Inc. which continues to remain in bankruptcy at June 30, 2006.

For those subsidiaries that continue to exist as corporate regarded entities, we allocate current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent we provide tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

Loss Contingencies

Nature of Estimates Required.   We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. We currently have loss contingencies related to litigation, environmental matters, tax matters and others.

Key Assumptions and Approach Used.   The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to potential losses and probability of loss, we consider all available positive and negative evidence including the expected outcome of potential litigation. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.

Effect if Different Assumptions Used.   Revisions in our estimates of potential liabilities could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings,” and Note G to the unaudited condensed consolidated and combined financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading portfolio expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our energy trading and marketing activities and see Note D to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

Item 4.   Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2006. Based upon this assessment, our management concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.   Legal Proceedings

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan of Reorganization (the “Plan”) that became effective for Mirant, the Company, and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

The Company’s Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments. In addition, Mirant Lovett is in discussions with the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Office of the Attorney General regarding environmental controls. Mirant Lovett is also in discussions with the State of New York and other parties regarding an agreement that would compensate Mirant Lovett for the contribution of the Lovett facility to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current property taxation levels. Until a resolution is reached on property taxes and environmental controls that would permit economically feasible operation, the Company’s subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, will remain in Chapter 11. Until such issues are resolved and the companies emerge from bankruptcy, the Company will not have access to the cash from operations generated from these subsidiaries.

The Company’s other subsidiaries related to its New York business operations, Mirant New York, Hudson Valley Gas Corporation and Mirant NY-Gen also remain in bankruptcy. Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court. Mirant NY-Gen is proceeding with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties Pepco and various subsidiaries of ours causes our subsidiaries that are parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company’s subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company’s subsidiaries but any such claim would be reduced by the amount recovered by Pepco on its comparable claim against Mirant.

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including subsidiaries of the Company), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not yet expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including subsidiaries of the Company, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”) that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

California and Western Power Markets

California Rate Payer Litigation.   Certain of our subsidiaries have been subject to litigation related to their activities in California and the western power markets and the high prices for wholesale electricity experienced in the western markets during 2000 and 2001. Various lawsuits were filed in 2000 through 2003 that asserted claims under California law based on allegations that certain owners of electricity generation facilities in California and energy marketers, including the Company, Mirant Americas Energy Marketing and our subsidiaries owning generating facilities in California, engaged in various unlawful and anti-competitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. All of these suits had been dismissed by final orders except for six such suits that were filed between November 27, 2000, and May 2, 2001, in various California Superior Courts and consolidated before the Superior Court for the County of San Diego for pretrial purposes. Although the plaintiffs dismissed Mirant from those suits, they had not filed to dismiss certain of the Company’s subsidiaries that were also defendants. On October 3, 2005, the California state court dismissed those six consolidated suits on the grounds that the plaintiffs’ claims were barred by federal preemption as a result of the Federal Power Act. On December 5, 2005, the plaintiffs filed an appeal of the dismissal. On April 14, 2006, the California Court of Appeal dismissed the appeal as to the remaining Mirant defendants pursuant to a stipulation and remanded the suits to the superior court. On May 9, 2006, the California state court dismissed the suits with respect to the remaining Mirant defendants.

U.S. Government Inquiries

Department of Justice Inquiries.   In November 2002, Mirant received a subpoena from the Department of Justice (the “DOJ”), acting through the United States Attorney’s office for the Northern District of California, requesting information about its activities and those of its subsidiaries for the period since January 1, 1998. The subpoena requested information related to the California energy markets and other topics, including the reporting of inaccurate information to the trade press that publish natural gas or electricity spot price data. The subpoena was issued as part of a grand jury investigation. The DOJ’s investigation of the reporting of inaccurate natural gas price information is continuing, and Mirant has held discussions with the DOJ regarding the disposition of this matter. The DOJ’s investigation is based upon the same circumstances that were the subject of an investigation by the Commodity Futures Trading Commission (“CFTC”) that was settled in December 2004. As described in Mirant’s Annual Report on Form 10-K for the year ended December 31, 2004, in Legal Proceedings - Other Governmental Proceedings - CFTC Inquiry, Mirant and Mirant Americas Energy Marketing pursuant to the settlement consented to the entry of an order by the CFTC in which it made findings, which are neither admitted nor denied by Mirant and Mirant Americas Energy Marketing, that (1) from January 2000 through December 2001, certain Mirant Americas Energy Marketing natural gas traders (a) knowingly reported inaccurate price, volume, and/or counterparty information regarding natural gas cash transactions to publishers of natural gas indices and (b) inaccurately reported to index publishers transactions observed in the market as Mirant Americas Energy Marketing transactions and (2) from January to October 2000, certain Mirant Americas Energy Marketing west region traders knowingly delivered the false reports in an attempt to manipulate the price of natural gas. Under the settlement, the CFTC received a subordinated allowed, unsecured claim against Mirant Americas Energy Marketing of $12.5 million in the Chapter 11 proceedings. On June 19, 2006, two former employees of Mirant pled guilty to charges of conspiracy to manipulate the price of natural gas in interstate commerce during the period from July 1, 2000, until November 1, 2000, while they were west region traders for Mirant Americas Energy Marketing. The DOJ could decide that further action against Mirant and Mirant Americas Energy Marketing is not appropriate or could seek indictments against one or more Mirant entities, or the DOJ and Mirant could agree to a disposition that might involve undertakings or a fine. Mirant has cooperated fully with the DOJ and intends to continue to do so. At this time, the Company’s view is that any action taken by the DOJ against Mirant or its subsidiaries related to the reporting of natural gas price information would not involve the Company or its subsidiaries except to the extent that any disposition of this matter results in ongoing undertakings by Mirant Energy Trading as the recipient of the assets of Mirant Americas Energy Marketing under the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal

Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company subsidiaries’ ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company’s subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company subsidiary owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005, approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, Mirant Mid-Atlantic and the MDE entered into an agreement to allow Mirant Mid-Atlantic to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, Mirant Mid-Atlantic agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of emissions. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions.

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of

Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

Morgantown Emissions Observation NOV.   On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Morgantown SO2 Exceedances.   Mirant Mid-Atlantic has received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emission limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emission limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Morgantown Particulate Emissions.  On March 3, 2006, Mirant Mid-Atlantic received a notice sent on behalf of the Maryland Department of the Environment alleging that violations of particulate matter emissions limits applicable to Unit 1 at the Morgantown plant occurred on nineteen days in June and July 2005. The notice advises that the potential civil penalty is up to $25,000 per day for each day that Unit 1 exceeded the applicable particulate matter limit. The letter further advises that the MDE has asked the Maryland Attorney General to file a civil suit under Maryland law based upon the alleged violations.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and Mirant Mid-Atlantic in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, flyash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees. On February 17, 2006, the City amended its complaint to add additional allegations in support of its nuisance claims relating to noise and lighting, interruption of traffic flow by trains delivering coal to the Potomac River plant, particulate matter from the transport and storage of coal and flyash, and potential coal leachate into the soil and groundwater from the coal pile.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Mirant Debtors that have emerged from bankruptcy made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to a consent decree entered into on June 11, 2003 (the “2003 Consent Decree”), by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. Under the 2003 Consent Decree, Mirant Lovett is required to make an election to install certain environmental controls on units 4 and 5 of the Lovett facility or shut down those units by 2007 to 2008. The State of New York notes in its notice of administrative claim that the cost of implementing such environmental controls could exceed $200 million. The State of New York and the NYSDEC have executed a stipulated order with the Company, its New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

Riverkeeper Suit Against Mirant Lovett.   On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Federal Water Pollution Control Act (the “Clean Water Act”). The suit alleges that Mirant Lovett’s failure to implement a marine life exclusion system at its Lovett generating plant and to perform monitoring for the exclusion of certain aquatic organisms from the plant’s cooling water intake structures violates Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requests the court to enjoin Mirant Lovett from continuing to operate the Lovett generating plant in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorney’s fees. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stays the suit until 60 days after entry of an order by the Bankruptcy Court confirming a plan of reorganization for Mirant Lovett becomes final and non-appealable.

Mirant Lovett Coal Ash Management Facility.   On July 8, 2004, the New York State Department of Environmental Conservation (“NYSDEC”) issued an NOV for improper closure of the coal ash management facility (“CAMF”) at the Lovett plant. On June 1, 2006, the NYSDEC and Mirant Lovett, LLC (“Mirant Lovett”) entered into an Order on Consent that will resolve the NOV. The Order on Consent requires the approval of the Bankruptcy Court in order to become effective. It provides for payment by Mirant Lovett of a penalty of $20,000, with $5,000 to be paid within thirty days of obtaining the Bankruptcy Court’s approval of the Order on Consent, and the remaining $15,000 to be suspended provided Mirant Lovett completes certain remedial actions specified in the Order on Consent. The Bankruptcy Court approved the Order on Consent on July 12, 2006.

Mirant Bowline Oil Storage NOV.   On January 4, 2006, the NYSDEC issued an NOV asserting various violations of regulations relating to a major oil storage facility, secondary containment, compliance report, underground storage tanks and a small oil storage facility at the Bowline plant. The NOV identified issues with labeling, maintenance and monitoring procedures and leak detection. The NOV did not seek a specific penalty amount but noted that the violations identified could each subject Mirant Bowline to a civil penalty of up to $37,500 per day. On July 20, 2006, the NYSDEC and Mirant Bowline executed a Consent Order resolving the NOV that requires Mirant Bowline to pay a civil penalty of $20,000 within sixty days of approval of the Bankruptcy Court. The Bankruptcy Court approved the Consent Order on August 1, 2006.

Mirant Bowline Oil Spill.   In November 2001, Mirant Bowline removed two underground oil storage tanks that had been used to collect oil recovered from the oil/water separators that are used for pretreatment of wastewater from the Bowline generating facility. Contaminated soil was found during the removal of one of the tanks and was removed from the site. Mirant Bowline is unable to confirm from documents at the facility whether the spill was reported to the NYSDEC and to the Rockland County, New York authorities. Consequently, Mirant Bowline reported a potential non-reported spill to the NYSDEC on February 23, 2006.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and seek to limit the period for which it could continue to operate.

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council’s action, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated

Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

New York Tax Proceedings

The Company’s subsidiaries that own the Bowline and Lovett generating plants in New York are the petitioners in various proceedings (“Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed value of those generating plants determined by their respective local taxing authorities. Mirant Bowline has challenged the assessed value of the Bowline generating facility and the resulting local tax assessments paid for tax years 1995 through 2005. Mirant Bowline succeeded to rights held by Orange & Rockland Utilities, Inc. (“Orange & Rockland”) for the tax years prior to its acquisition of the Bowline Plant in 1999 under its agreement with Orange & Rockland for the purchase of that plant. Mirant Lovett has initiated proceedings challenging the assessed value of the Lovett facility for each of the years 2000 through 2005. If the Tax Certiorari Proceedings result in a reduction of the assessed value of the generating facility at issue in each proceeding, the New York Debtor owning the facility would be entitled to a refund with interest of any excess taxes paid for those tax years.

On September 30, 2003, the Mirant Debtors filed a motion (the “Tax Determination Motion”) with the Bankruptcy Court requesting that it determine what the property tax liability should have been for the Bowline generating facility in each of the years 1995 through 2003 and for the Lovett generating facility in each of the years 2000 through 2003. The bases for the relief requested in the Tax Determination Motion on behalf of Mirant Bowline and Mirant Lovett were that the assessed values of the generating facilities made by the relevant taxing authorities had no justifiable basis and were far in excess of their actual value. The local taxing authorities have opposed the Tax Determination Motion, arguing that the Bankruptcy Court either lacks jurisdiction over the matters addressed by the Tax Determination Motion or should abstain from addressing those issues so that they can be addressed by the state courts in which the Tax Certiorari Proceedings described in the preceding paragraph were originally filed. On June 23, 2006, the Bankruptcy Court entered an order indicating that it would determine the disputed property tax liabilities in response to the Tax Determination Motion if the New York state court in which the Tax Certiorari Proceedings are pending had not issued a ruling by October 21, 2006. The New York state court has indicated its intention to issue a ruling by that date.

Collectively, Mirant Bowline and Mirant Lovett have not paid approximately $62 million assessed by local taxing authorities on the Bowline and Lovett generating facilities for 2003, which fell due on September 30, 2003, and January 30, 2004, approximately $53 million assessed by local taxing authorities on the generating facilities for 2004 that fell due on September 30, 2004, and January 30, 2005, and approximately $59 million assessed by local taxing authorities on the generating facilities for 2005 that fell due on September 30, 2005, and January 30, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. The failure to pay the taxes due on September 30, 2003, January 30, 2004, September 30, 2004, January 30, 2005, September 30, 2005, and January 30, 2006, could subject Mirant Bowline and Mirant Lovett to additional penalties and interest.

Item 1A.   Risk Factors

The following are factors that could affect our future performance:

Our revenues are unpredictable because many of our facilities operate without long-term power purchase agreements, and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We sell capacity, energy and ancillary services from many of our generating facilities into competitive power markets or on a short-term fixed price basis through power sales agreements. We are not guaranteed recovery of our costs or any return on our capital investments through mandated rates. The market for wholesale electric energy and energy services reflects various market conditions beyond our control, including the balance of supply and demand, the marginal and long run costs incurred by our competitors and the impact of market regulation. The price for which we can sell our output may fluctuate on a day-to-day basis. The markets in which we compete remain subject to one or more forms of regulation that limit our ability to raise prices during periods of shortage to the degree that would occur in a fully deregulated market, limiting our ability to recover costs and an adequate return on our investment.

Our revenues and results of operations are influenced by factors that are beyond our control, including:

•       the failure of market regulators to develop efficient mechanisms to compensate merchant generators for the value of providing capacity needed to meet demand;

•       actions by regulators, ISOs, RTOs and other bodies that may prevent capacity and energy prices from rising to the level sufficient for recovery of our costs, our investment and an adequate return on our investment;

•       the ability of wholesale purchasers of power to make timely payment for energy or capacity, which may be adversely impacted by factors such as retail rate caps, refusal by regulators to allow utilities to fully recover their wholesale power costs and investments through rates, catastrophic losses, and losses from investments in unregulated businesses;

•       the fact that increases in prevailing market prices for fuel oil, coal, natural gas and emissions allowances may not be reflected in increased prices we receive for sales of energy;

•       increases in supplies due to actions of our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity less expensively than our generating facilities, and improvements in transmission that allow additional supply to reach our markets;

•       the competitive advantages of certain competitors including continued operation of older power plants in strategic locations after recovery of historic capital costs from ratepayers;

•       existing or future regulation of our markets by the FERC, ISOs and RTOs, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

•       regulatory policies of state agencies which affect the willingness of our customers to enter into long-term contracts generally, and contracts for capacity in particular;

•       weather conditions that depress demand or increase the supply of hydro power; and

•       changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

In addition, unlike most other commodities, electric energy can only be stored on a very limited basis and generally must be produced at the time of use. As a result, the wholesale power markets are subject to substantial price fluctuations over relatively short periods of time and can be unpredictable.

Changes in commodity prices may negatively impact our financial results by increasing the cost of producing power or lowering the price at which we are able to sell our power, and we may be unsuccessful at managing this risk.

Our generation business is subject to changes in power prices and fuel costs, which may impact our financial results and financial position by increasing the cost of producing power and decreasing the amounts we receive from the sale of power. In addition, actual power prices and fuel costs may differ from our expectations.

Mirant Energy Trading engages in asset hedging activities related to sales of electricity and purchases of fuel. The income and losses from these activities are recorded as generation revenues and fuel costs. Mirant Energy Trading may use forward contracts and derivative financial instruments to manage market risk and exposure to volatility in electricity, coal, natural gas, emissions and oil prices. We cannot provide assurance that these strategies will be successful in managing our price risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

Many factors influence commodity prices, including weather, market liquidity, transmission and transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, natural gas, crude oil and coal production, natural disasters, wars, embargoes and other catastrophic events, and federal and state environmental regulation and legislation.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict the impact that risk management decisions may have on our business, operating results or financial position. Although management devotes a considerable amount of attention to these issues, their outcome is uncertain.

We are exposed to the risk of fuel and fuel transportation cost increases and volatility and interruption in fuel supply because our facilities generally do not have long-term agreements for natural gas, coal and oil fuel supply.

Although we attempt to purchase fuel based on our known fuel requirements, we still face the risks of supply interruptions and fuel price volatility. Our cost of fuel may not reflect changes in energy and fuel prices in part because we must pre-purchase inventories of coal and oil for reliability and dispatch requirements, and thus the price of fuel may have been determined at an earlier date than the price of energy generated from it. The price we can obtain from the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs. This may have a material adverse effect on our financial performance. The volatility of fuel prices could adversely affect our financial results and operations.

Some of our generation facilities depend on only one or a few customers or suppliers. These parties, as well as other parties with whom we have contracts, may fail to perform their obligations, or may terminate their existing agreements, which may result in a default on project debt or a loss in revenues and may require us to institute legal proceedings to enforce the relevant agreements.

Several of our power production facilities depend on a single customer or a few customers to purchase most or all of the facility’s output or on a single supplier or a few suppliers to provide fuel, water and other services required for the operation of the facility. The sale and procurement agreements for these facilities may also provide support for any project debt used to finance the related facilities. The failure of any supplier or customer to fulfill its contractual obligations to the facility could have a material adverse effect on such facility’s financial results. The financial performance of these facilities is dependent on the continued performance by customers and suppliers of their obligations under their long-term agreements.

Revenue received by our subsidiaries may be reduced upon the expiration or termination of existing power sales agreements. Some of the electricity we generate from our existing portfolio is sold under long-term power sales agreements that expire at various times. When the terms of each of these power sales agreements expire, it is possible that the price paid to us for the generation of electricity may be reduced significantly, which would substantially reduce our revenue.

Operation of our generation facilities involves risks that may have a material adverse impact on our cash flows and results of operations.

The operation of our generation facilities involves various operating risks, including, but not limited to:

•       the output and efficiency levels at which those generation facilities perform;

•       interruptions in fuel supply;

•       disruptions in the delivery of electricity;

•       adverse zoning;

•       breakdowns or equipment failures (whether due to age or otherwise);

•       restrictions on emissions;

•       violations of our permit requirements or changes in the terms of or revocation of permits;

•       releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

•       shortages of equipment or spare parts;

•       labor disputes;

•       operator errors;

•       curtailment of operations due to transmission constraints;

•       failures in the electricity transmission system which may cause large energy blackouts;

•       implementation of unproven technologies in connection with environmental improvements; and

•       catastrophic events such as fires, explosions, floods, earthquakes, hurricanes or other similar occurrences.

A decrease in, or the elimination of, the revenues generated by our facilities or an increase in the costs of operating such facilities could materially impact our cash flows and results of operations, including cash flows available to us to make payments on our debt or our other obligations.

The accounting for our asset hedging and proprietary trading activities may increase the volatility of our quarterly and annual financial results.

We engage in asset management activities in order to economically hedge our exposure to market risk with respect to (1) electricity sales from our generation facilities, (2) fuel utilized by those facilities and (3) emissions allowances. We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. We also use derivative contracts with respect to our limited proprietary trading activities, through which we attempt to achieve incremental returns by transacting where we have specific market expertise. Some of the derivatives from our asset hedging and proprietary trading activities are recorded on our balance sheet at fair value pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). None of our derivatives recorded at fair market value are designated as hedges under SFAS No. 133 and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, our financial results—including gross margin, operating income and balance sheet ratios—will, at times, be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For example, for the six months ended June 30, 2006, we were required to mark-to-market contracts resulting in a $376 million gain as compared to the six months ended June 30, 2005, when we were required to mark-to-market contracts resulting in a $67 million gain.

Our results are subject to quarterly and seasonal fluctuations.

Our operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including:

•       seasonal variations in demand and corresponding energy and fuel prices; and

•       variations in levels of production.

We compete to sell energy and capacity in the wholesale power markets against some competitors that enjoy competitive advantages, including the ability to recover fixed costs through rate base mechanisms and a lower cost of capital.

Regulated utilities in the wholesale markets generally enjoy a lower cost of capital than we do and often are able to recover fixed costs through regulated retail rates including, in many cases, the costs of generation, allowing them to build, buy and upgrade generation facilities without relying exclusively on market clearing prices to recover their investments. The competitive advantages of such participants could adversely impact our ability to compete effectively and could have an adverse impact on the revenues generated by our facilities.

Our business and activities are subject to extensive environmental requirements and could be adversely affected by such requirements, including future changes to them.

Our business is subject to extensive environmental regulation by federal, state and local authorities, which, among other things, restricts the discharge of pollutants into the air, water and soil, and also governs the use of water from adjacent waterways. Such laws and regulations frequently require us to obtain operating permits and remain in continuous compliance with the conditions established by those operating permits. To comply with these legal requirements and the terms of our operating permits, we must spend significant sums on environmental monitoring, pollution control equipment and emissions allowances. If we were to fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, we may be required to shut down facilities if we are unable to comply with the requirements, such as with carbon dioxide (“CO2”) regulations for which there currently is not a technical compliance solution, or if we determine the expenditures required to comply are uneconomic. For example, we currently intend to retire our Lovett generation facility in New York, in part because of substantial environmental capital expenditure requirements, starting with Unit 5 in 2007 and Units 3 and 4 in 2008. We are pursuing alternatives that would make it economically feasible for this generation facility to remain in operation, but there can be no assurances that we will be successful.

In addition, environmental laws, particularly with respect to air emissions, wastewater discharge and cooling water intake structures, are generally becoming more stringent, which may require us to make expensive facility upgrades or restrict our operations to meet more stringent standards. With the trend toward stricter standards, greater regulation, and more extensive permitting requirements, we expect our environmental expenditures to be substantial in the future. Although we have budgeted for significant expenditures to comply with these requirements, actual expenditures may be greater than budgeted amounts. We may have underestimated the cost of the environmental work we are planning or the air emissions allowances we anticipate buying. In addition, new environmental laws may be enacted, new or revised regulations under those laws may be issued, the interpretation of such laws and regulations by regulatory authorities may change, or additional information concerning the way in which such requirements apply to us may be identified. For example, in April 2006, Maryland’s governor signed into law the Healthy Air Act, which requires more significant reductions in emissions of NOx, SO2 and mercury than the recently finalized CAIR and CAMR. This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their impacts. We anticipate that the capital expenditures to achieve compliance will be approximately $1.3 billion to $1.5 billion in 2006 through 2009.

From time to time we may not be able to obtain necessary environmental regulatory approvals. Such approvals could be delayed or subject to onerous conditions. If there is a delay in obtaining any environmental regulatory approvals or if onerous conditions are imposed, the operation of our generation facilities or the sale of electricity to third parties could be prevented or become subject to additional costs. Such delays or onerous conditions could have a material adverse effect on our financial performance and condition.

Certain environmental laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and comparable state laws, impose strict and, in many circumstances, joint and several liability for costs of contamination in soil, groundwater and elsewhere. Some of our facilities have areas with known soil and/or groundwater contamination. Releases of hazardous substances at our generation facilities, or at locations where we dispose of (or in the past disposed of) hazardous substances and other waste, could require us to spend significant sums to remediate contamination, regardless of whether we caused such contamination. The discovery of significant contamination at our generation facilities, at disposal sites we currently utilize or have formerly utilized, or at other locations for which we may be liable, or the failure or inability of parties contractually responsible to us for contamination to respond when claims or obligations regarding such contamination arise, could have a material adverse effect on our financial performance and condition.

The expected decommissioning and/or site remediation obligations of certain of our generation facilities may negatively impact our cash flows.

We expect that certain of our generation facilities and related properties will become subject to decommissioning and/or site remediation obligations that may require material expenditures. The exact amount and timing of such expenditures, if any, is not presently known. Furthermore, laws and regulations may change to impose material additional decommissioning and remediation obligations on us in the future. If we are required to make material expenditures to decommission or remediate one or more of our facilities, such obligations will impact our cash flows and may adversely impact our ability to make payments on our obligations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of June 30, 2006, our total indebtedness was approximately $1.6 billion. In addition, the present value of lease payments under the Mirant Mid-Atlantic leveraged leases is approximately $1 billion (assuming a 10% discount rate) and the termination value of the Mirant Mid-Atlantic leveraged leases is $1.4 billion. Our substantial degree of leverage could have important consequences, including the following: (1) it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (2) a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities; (3) our debt service requirements could make it more difficult for us to satisfy our other financial obligations; (4) borrowings under our senior secured credit facility is at a variable rate of interest, exposing us to the risk of increased interest rates; (5) it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared with our competitors that have less debt; and (6) we may be more vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out capital expenditures that are important to our long-term growth or necessary to comply with environmental regulations.

We are a holding company and may not have access to sufficient cash to meet our obligations.

Our operations may not generate sufficient cash to enable us to make principal and interest payments on our indebtedness. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our obligations.

We have no operations other than the operations of the subsidiaries that we own, including Mirant Mid-Atlantic. We have no source of revenue to pay interest or principal on our debt other than money received from distributions. Our subsidiaries are separate and distinct legal entities, except for our existing and future subsidiaries that are and will be guarantors of our obligations including the guarantors of our senior secured credit facility and senior notes, and they have no obligation, contingent or otherwise, to pay our obligations or to make any funds available to pay those obligations, whether by dividend, distribution, loan or other payment.

Our obligations are effectively subordinated to the obligations or indebtedness of any of our subsidiaries, except to the extent that such obligations or indebtedness is assumed or guaranteed by a subsidiary. A significant portion of our cash from operations is generated by Mirant Mid-Atlantic, which is not a subsidiary guarantor our senior secured credit facility or senior notes. Under the Mirant Mid-Atlantic leveraged leases, Mirant Mid-Atlantic is subject to a covenant that does not permit them to make distributions to us unless (1) certain fixed charge coverage ratio and projected fixed charge coverage ratio tests are met and (2) at the time of and after giving effect to such distribution, no significant lease default or lease event of default has occurred and is continuing.

We may be unable to generate sufficient liquidity to service our debt and to post required amounts of cash collateral necessary to effectively hedge market risks.

Our ability to pay principal and interest on our debt depends on our future operating performance. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance. There can be no assurance that the terms of our debt will allow these alternative measures, that the financial markets will be available to us on acceptable terms or that such measures would satisfy our scheduled debt service obligations.

We seek to manage the risks associated with the volatility in the price at which we sell power produced by our generation facilities and in the prices of fuel, emissions allowances and other inputs required to produce such power by entering into hedging transactions. These asset hedging activities generally require us to post a significant amount of collateral either in the form of cash or letters of credit. As of June 30, 2006, we had approximately $162 million of posted cash collateral and $182 million of letters of credit outstanding primarily to support our asset hedging activities and debt service reserve requirements. While we seek to structure transactions in a way that reduces our potential liquidity needs for collateral, we may be unable to execute our hedging strategy successfully if we are unable to post the amount of collateral required to enter into and support hedging contracts.

In our efforts to hedge commodity price risk, we are an active participant in energy exchange and clearing markets. These markets require a per contract initial margin to be posted, regardless of the credit quality of the participant. The initial margins are determined by the exchanges through the use of proprietary models that rely on a variety of inputs and factors, including market conditions. We have limited notice of any changes to the margin rates. Consequently, we are exposed to changes in the per unit margin rates required by the exchanges and could be required to post additional collateral on short notice.

If our facilities experience unplanned outages, we may be required to procure replacement power in the open market to satisfy contractual commitments. Without adequate liquidity to post margin and collateral requirements, we may be exposed to significant losses and may miss significant opportunities, and we may have increased exposure to the volatility of spot markets.

Our business is subject to complex government regulations. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the costs of operating our facilities or our ability to operate our facilities. Such cost impacts, in turn, may negatively impact our financial condition and results of operations.

Generally, we are subject to regulation by the FERC regarding the terms and conditions of wholesale service and rates, as well as by state agencies regarding physical aspects of the generation facilities. The majority of our generation is sold at market prices under the market-based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of our market-based rate authority could have a materially negative impact on our generation business.

Even where market-based rate authority has been granted, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. In addition to direct regulation by the FERC, most of our assets are subject to rules and terms of participation imposed and administered by various RTOs and ISOs. Although these entities are themselves ultimately regulated by the FERC, they can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business. For example, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to ensure market functions. Such actions may materially impact our ability to sell and the price we receive for our energy and capacity.

Certain of our assets are located in the Electric Reliability Council of Texas (“ERCOT”) market. Such assets are not generally subject to regulation by the FERC, but are subject to similar types of regulation by the Public Utility Commission of Texas (“PUCT”).

To conduct our business, we must obtain licenses, permits and approvals for our facilities. These licenses, permits and approvals can be in addition to any required environmental permits. No assurance can be provided that we will be able to obtain and comply with all necessary licenses, permits and approvals for these facilities. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions both to advance and to roll back the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. We cannot provide assurance that the introductions of new laws, or other future regulatory developments, will not have a material adverse impact on our business, operations or financial condition.

Changes in technology may significantly impact our generation business by making our generation facilities less competitive.

A basic premise of our generation business is that generating power at central facilities achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technology will reduce the cost of alternative methods of electricity production to levels that are equal to or below that of most central station electric production, which could have a material impact on our results of operations.

Terrorist attacks, future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

As power generators, we face heightened risk of an act of terrorism, either a direct act against one of our generation facilities or an inability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure that we use to transport our power. If such an attack were to occur, our business, financial condition and results of operations could be materially adversely impacted. In addition, such an attack could impact our ability to service our indebtedness, our ability to raise capital and our future growth opportunities.

Our operations are subject to hazards customary to the power generation industry. We may not have adequate insurance to cover all of these hazards.

Our operations are subject to many hazards associated with the power generation industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquake, flood, lightning, hurricane and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations. These hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition.

The subsidiaries that own our generation facilities in New York, including our Lovett and Bowline facilities, have not emerged from Chapter 11.

Our Lovett and Bowline generation facilities in New York are subject to disputes with local tax authorities regarding property tax assessments and with the New York State Department of Environmental Conservation (the “NYSDEC”) regarding environmental controls. We are also in discussions with the NYISO and utilities regarding an agreement that would compensate Mirant Lovett for its contribution to the reliability of the New York electric power system. The facilities are forecasted to have negative operating cash flows at their current tax valuations. Until a settlement is reached on property taxes, environmental controls and reliability that would permit economically feasible operation, our subsidiaries that own the facilities, Mirant Lovett and Mirant Bowline, LLC (“Mirant Bowline”), will remain in Chapter 11. The Lovett and Bowline facilities are currently in negotiations on all of these issues. Although negotiations are continuing, resolutions may not be reached in the near future or not at all. Until resolutions are reached and the companies emerge from bankruptcy, we will not have access to the cash from operations generated from these subsidiaries.

Mirant NY-Gen, which includes hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, is insolvent. Its expenses are being funded under a debtor-in-possession facility made by Mirant Americas, Inc. (“Mirant Americas”), with the approval of, and under the supervision of, the Bankruptcy Court. The FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generating facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. The current estimated costs to remediate the dam at Swinging Bridge is approximately $20 million of which $12 million has been incurred through June 30, 2006. Under the debtor-in-possession loan, Mirant Americas, subject to certain conditions, would lend up to $9.5 million to Mirant NY-Gen to provide funding for the repairs at the Swinging Bridge dam.

We may be subject to claims that were not discharged in the bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.

The nature of our business frequently subjects us to litigation. Substantially all of the material claims against us that arose prior to the date of the bankruptcy filing were resolved during our Chapter 11 proceedings. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. With few exceptions, all claims that arose prior to our bankruptcy filing and before confirmation of the Plan are (1) subject to compromise and/or treatment under the Plan or (2) discharged, in accordance with the Bankruptcy Code and terms of the Plan. Circumstances in which claims and other obligations that arose prior to our bankruptcy filing were not discharged primarily relate to certain actions by governmental units under police power authority, where we have agreed to preserve a claimant’s claims, as well as, potentially, instances where a claimant had inadequate notice of the bankruptcy filing. The ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability.

We cannot be certain that the bankruptcy proceeding will not adversely affect our operations going forward.

Although we emerged from bankruptcy upon consummation of the Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance.

Item 6.                          Exhibits

(a)                  Exhibits.

Exhibit Number	Exhibit Name
2.1*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1*	Certificate of Incorporation of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.1)
3.2*	Limited Liability Company Agreement of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.2)
3.3*	Certificate of Incorporation of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.3)
3.4*	Bylaws of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.4)
10.1*

Settlement Agreement and Release dated as of May 30, 2006 by and among the Mirant Settling Parties and the Pepco Settling Parties (Designated on Mirant Corporation Form 8-K filed May 30, 2006 as Exhibit 10.1)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

                 * Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2006.

Mirant North America, LLC

By:	/s/ THOMAS LEGRO
Thomas Legro
Senior Vice President and Controller (Principal Accounting Officer)