Form 10-Q
period 2007-03-31
Mirant North America, LLC
filed 2007-05-14
CIK 1364085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Mirant North America, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	20-4514609
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West,
Suite 100, Atlanta, Georgia	30338
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐  No

All of our outstanding membership interests are held by our parent, Mirant Americas Generation, LLC., so we have no membership interests held by nonaffiliates.

Glossary of Certain Defined Terms

ACO—Administrative Compliance Order.

APB—Accounting Principles Board.

APB No. 22—APB Opinion No. 22, Disclosure of Accounting Policies.

APSA—Asset Purchase and Sale Agreement.

Back-to-Back Agreement—Contractual agreement with Pepco with respect to certain PPAs.

Bankruptcy Code—United States Bankruptcy Code.

Bankruptcy Court—United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

Baseload Generating Units—Units that satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAISO—California Independent System Operator.

Cal PX—California Power Exchange.

CFTC—Commodity Futures Trading Commission.

Clean Air Act—Federal Clean Air Act.

Clean Water Act—Federal Water Pollution Control Act.

CO—Carbon monoxide.

Company—Mirant North America, LLC and its subsidiaries.

CPUC—California Public Utilities Commission.

DOE—Department of Energy.

DOJ—Department of Justice.

DWR—California Department of Water Resources.

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

EOB—California Electricity Oversight Board.

EPA—Environmental Protection Agency.

FASB—Financial Accounting Standards Board.

FCM—Forward capacity market.

FERC—Federal Energy Regulatory Commission.

i

FIN—FASB Interpretation.

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

LIBOR—London InterBank Offered Rate.

MAAC—Mid-Atlantic Area Council.

MDE—Maryland Department of the Environment.

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas—Mirant Americas, Inc.

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Americas Generation—Mirant Americas Generation, LLC.

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Kendall—Mirant Kendall, LLC.

Mirant Las Vegas—Mirant Las Vegas, LLC.

Mirant Lovett—Mirant Lovett, LLC.

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC.

Mirant New York—Mirant New York, LLC (formerly, Mirant New York, Inc.).

Mirant North America—Mirant North America, LLC and its subsidiaries.

Mirant NY-Gen—Mirant NY-Gen, LLC.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

Mirant Services—Mirant Services, LLC.

Mirant Sugar Creek—Mirant Sugar Creek, LLC.

Mirant West Georgia—Mirant West Georgia, LLC.

Mirant Wichita Falls—Mirant Wichita Falls, LLC.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standards.

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

NYISO—Independent System Operator of New York.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Orange and Rockland—Orange and Rockland Utilities, Inc.

Panda—Panda-Brandywine, LP.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

PG&E—Pacific Gas & Electric Company.

PJM—Pennsylvania-New Jersey-Maryland Interconnection, LLC.

Plan—Plan of Reorganization effective on January 3, 2006, for Mirant and most of its subsidiaries that were debtors in the bankruptcy proceedings.

PM10—Particulate matter that is 10 microns or less in size.

PPA—Power purchase agreement.

Reserve Margin—Excess capacity over peak demand.

RMR—Reliability-must-run.

RPM—Reliability Pricing Model.

RTO—Regional transmission organization.

SCE—Southern California Edison Company.

SEC—U.S. Securities and Exchange Commission.

Securities Act—The Securities Act of 1933.

SFAS—Statement of Financial Accounting Standards.

SFAS No. 5—SFAS No. 5, Accounting for Contingencies.

SFAS No. 109—SFAS No. 109, Accounting for Income Taxes.

SFAS No. 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 155—SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.

SFAS No. 157—SFAS No. 157, Fair Value Measurements.

SFAS No. 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No 115.

Shady Hills—Shady Hills Power Company, L.L.C.

SO2—Sulfur dioxide.

SPDES—State Pollutant Discharge Elimination System.

Virginia DEQ—Virginia Department of Environmental Quality.

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

•       increased margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected;

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

•       the fact that our Mirant Lovett subsidiary remains in bankruptcy;

•       our substantial consolidated indebtedness and the possibility that we or our subsidiaries may incur additional indebtedness in the future;

•       restrictions on the ability of our subsidiaries to pay dividends, make distributions or otherwise transfer funds to us, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect our ability to access the cash flow of those subsidiaries to make debt service and other payments;

•       the disposition of the pending litigation described in this Form 10-Q.

Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made.

Factors that Could Affect Future Performance

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant North America, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant North America” refer to Mirant North America, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating revenues—affiliate	$33	$3
Operating revenues—nonaffiliate	314	964
Total operating revenues	347	967
Cost of fuel, electricity and other products—affiliate	36	16
Cost of fuel, electricity and other products—nonaffiliate	278	306
Total cost of fuel, electricity and other products	314	322
Gross Margin	33	645
Operating Expenses:
Operations and maintenance—affiliate	65	69
Operations and maintenance—nonaffiliate	88	93
Depreciation and amortization	30	28
Gain on sales of assets, net	(2)	—
Total operating expenses	181	190
Operating Income (Loss)	(148)	455
Other Expense (Income), net:
Interest expense—nonaffiliate	29	40
Interest income—affiliate	(2)	(1)
Interest income—nonaffiliate	(12)	(7)
Other, net	—	(1)
Total other expense, net	15	31
Income (Loss) From Continuing Operations Before Reorganization Items	(163)	424
Reorganization items, net	(1)	—
Income (Loss) From Continuing Operations	(162)	424
Loss From Discontinued Operations	(5)	(1)
Net Income (Loss)	$(167)	$423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$628	$753
Funds on deposit	310	233
Receivables:
Affiliate	10	16
Nonaffiliate, less allowance for uncollectibles of $2 for 2007 and 2006	254	371
Notes receivable—affiliate	124	125
Price risk management assets—affiliate	3	3
Price risk management assets—nonaffiliate	369	728
Prepaid rent and other payments	122	131
Inventories	253	288
Assets held for sale	523	527
Total current assets	2,596	3,175
Property, Plant and Equipment, net	2,233	2,176
Noncurrent Assets:
Intangible assets, net	210	212
Price risk management assets—affiliate	1	1
Price risk management assets—nonaffiliate	72	104
Prepaid rent	194	218
Debt issuance costs, net	46	48
Other	9	18
Total noncurrent assets	532	601
Total assets	$5,361	$5,952
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$34	$27
Current portion of long-term debt	165	141
Accounts payable and accrued liabilities	228	302
Payable to affiliate	31	32
Price risk management liabilities—affiliate	11	13
Price risk management liabilities—nonaffiliate	226	286
Accrued property taxes	1	75
Other	18	28
Total current liabilities	714	904
Noncurrent Liabilities:
Long-term debt	1,278	1,435
Price risk management liabilities—affiliate	1	4
Price risk management liabilities—nonaffiliate	73	39
Asset retirement obligations	42	41
Other	6	7
Total noncurrent liabilities	1,400	1,526
Liabilities Subject to Compromise	12	58
Commitments and Contingencies
Equity:
Member’s interest	3,459	3,685
Preferred stock in affiliate	(224)	(221)
Total equity	3,235	3,464
Total liabilities and equity	$5,361	$5,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)
(in millions)

		Preferred
	Member’s	Stock in
	Interest	Affiliate
Balance, December 31, 2006	$3,685	$(221)
Net income (loss)	(167)	—
Amortization of discount on preferred stock in affiliate	3	(3)
Distribution to member	(151)	—
Capital contribution pursuant to the Plan	17	—
Adoption of FIN 48	51	—
Effect of the Supplemental Plan	21	—
Balance, March 31, 2007	$3,459	$(224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(167)	$423
Loss from discontinued operations	(5)	(1)
Income (loss) from continuing operations	(162)	424
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	32	30
Gain on sales of assets and investments, net	(2)	—
Price risk management activities, net	359	(282)
Changes in operating assets and liabilities:
Affiliate accounts receivable, net	(3)	(4)
Customer accounts receivable, net	117	237
Prepaid rent	24	24
Inventories	35	(36)
Other assets	(67)	267
Accounts payable and accrued liabilities	(54)	(199)
Payable to affiliate	(2)	(17)
Property taxes accrued, nonaffiliate	(22)	15
Other liabilities	(30)	17
Total adjustments	387	52
Net cash provided by operating activities of continuing operations	225	476
Net cash provided by (used in) operating activities of discontinued operations	(2)	5
Net cash provided by operating activities	223	481
Cash Flows from Investing Activities:
Capital expenditures	(75)	(20)
Repayments of notes receivable from nonaffiliate	—	206
Proceeds from the sales of assets and investments, net	2	2
Proceeds from property insurance	2	—
Net cash provided by (used in) investing activities of continuing operations	(71)	188
Net cash used in investing activities of discontinued operations	—	(1)
Net cash provided by (used in) investing activities	(71)	187
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt-affiliate	7	—
Proceeds from issuance of long-term debt-nonaffiliate	—	2,015
Repayment of debt-affiliate	—	(112)
Repayment of long-term debt-nonaffiliate	(133)	(468)
Debt issuance costs	—	(51)
Settlement of debt under the Plan	—	(1,776)
Payment to affiliate under the Plan	—	(250)
Distribution to member	(151)	—
Net cash used in financing activities of continuing operations	(277)	(642)
Net Increase (Decrease) in Cash and Cash Equivalents	(125)	26
Cash and Cash Equivalents, beginning of period	753	295
Cash and Cash Equivalents, end of period	$628	$321
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$44	$20
Financing Activity:
Effect of the Supplemental Plan—non-cash	$21	$—
Capital contribution pursuant to the Plan—non-cash	$17	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Description of Business

Mirant North America is a national independent power producer, a wholly-owned subsidiary of Mirant Americas Generation and an indirect wholly-owned subsidiary of Mirant. The Company generates revenues primarily through the production of electricity. The Company produces and sells substantially all of the output from its generating facilities in the forward and spot markets and the remainder under contracts with third parties. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. The Company is a Delaware limited liability company.

As of March 31, 2007, the Company owned or leased 12,099 MW of electric generating capacity. In the third quarter of 2006, Mirant commenced auction processes to sell six of its natural gas-fired plants, including the Company’s Zeeland (903 MW) and Bosque (546 MW) natural gas-fired plants totaling 1,449 MW. On May 1, 2007, the Company completed the sale of these natural gas-fired plants. See Note C for additional information regarding the accounting for these assets as discontinued operations. In addition, on May 7, 2007, the Company completed the sale of Mirant NY-Gen (121 MW).

Mirant North America’s continuing operations of 10,301 MW consist of the ownership, long-term lease and operation of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

On April 9, 2007, Mirant announced that its Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with Mirant continuing to operate its retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of Mirant in its entirety. Mirant does not expect to consider making an acquisition as part of this exploration process.

The Company has a number of service agreements for labor and administrative services with Mirant Services. In addition, Mirant Energy Trading provides services to other Mirant affiliates related to the sale of electric power and the procurement of fuel and emissions allowances.

B.   Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant North America and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant North America and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant North America and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with SFAS No. 144, the results of operations of the Company’s assets to be disposed of have been reclassified to discontinued operations, and the associated assets and liabilities have been reclassified to assets and liabilities held for sale for all periods presented. In addition, the accompanying unaudited condensed consolidated statements of cash flows present the cash flows from discontinued operations in each of the three major categories (operating, investing and financing activities). The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, was revised to conform to this presentation.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recently Adopted Accounting Standards

Adoption of FIN 48

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. For continuing operations, the adoption of FIN 48 resulted in a decrease in accrued liabilities of $51 million with a corresponding increase to member’s interest of the same amount.

Adoptions of Other Standards

In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company’s statements of operations, financial position or cash flows.

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008 and, as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at March 31, 2007, were not material. The Company has not yet determined the potential effect of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company has not yet determined the potential effect of SFAS No. 159 on its statements of operations, financial position or cash flows.

C.   Dispositions

Assets and Liabilities Held for Sale

Assets and liabilities held for sale include discontinued operations and other assets that the Company expects to dispose of in the next year.

On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired plants, including the Company’s Zeeland and Bosque natural gas-fired plants, to Broadway Generating Company, LLC (formerly called LS Power Acquisition Co. I), a member of the LS Power Group. The net proceeds to the Company from the sale after transaction costs were $524 million. In accordance with the Company’s debt covenants, the proceeds from the sale will be reinvested in the Company’s business.

At March 31, 2007 and December 31, 2006, assets and liabilities held for sale consisted of the planned dispositions discussed above and ancillary equipment included in the sale to the LS Power Group.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale (in millions):

	At March 31, 2007	At December 31, 2006
Current Assets	$19	$22
Property, Plant and Equipment	504	505
Total Assets	$523	$527
Current Liabilities	$4	$5
Noncurrent Liabilities	11	11
Total Liabilities	$15	$16

Discontinued Operations

The Company has reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Company that met the required criteria for such classification at March 31, 2007.

A summary of the operating results for these discontinued operations is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Operating revenues	$6	$9
Operating expenses	11	10
Operating loss	(5)	(1)
Net loss	$(5)	$(1)

D.   Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at March 31, 2007 and December 31, 2006, are as follows (in millions):

	At March 31, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$239	$73	$(216)	$(47)	$49
Natural Gas	14	—	(11)	(1)	2
Oil	112	—	(9)	(26)	77
Coal	10	—	(1)	—	9
Other, including credit reserves	(3)	—	—	—	(3)
Total	$372	$73	$(237)	$(74)	$134

	At December 31, 2006
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$619	$104	$(260)	$(12)	$451
Natural Gas	21	1	(26)	(2)	(6)
Oil	83	—	(10)	(29)	44
Coal	13	—	(3)	—	10
Other, including credit reserves	(5)	—	—	—	(5)
Total	$731	$105	$(299)	$(43)	$494

The following table represents the net price risk management assets and liabilities by tenor as of March 31, 2007 (in millions):

2007	$182
2008	(49)
2009	3
2010	(1)
Thereafter	(1)
Net assets (liabilities)	$134

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2007, was approximately 13 months. The net notional amount of the price risk management assets and liabilities at March 31, 2007, was a net short position of approximately 46 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and (liability) accounts for the three months ended March 31, 2007 (in millions):

	Proprietary Trading and Fuel Oil Management	Asset Management	Total
Net fair value of portfolio at December 31, 2006	$46	$448	$494
Changes in fair value, net	7	(195)	(188)
Contracts settled during the period, net	(5)	(167)	(172)
Net fair value of portfolio at March 31, 2007	$48	$86	$134

E.   Debt

Long-term debt is as follows (in millions):

	At March 31,	At December 31,		Secured/
	2007	2006	Interest Rate	Unsecured
Long-term debt:
Mirant North America:
Term loan, due 2007 to 2013	$560	$693	LIBOR + 1.75%	Secured
Notes, due 2013.	850	850	7.375%	Unsecured
Other:
Mirant Chalk Point capital lease, due 2007 to 2015	33	33	8.19%	—
Total	1,443	1,576
Less: current portion of long-term debt	(165)	(141)
Total long-term debt, excluding current portion	$1,278	$1,435

Senior Secured Credit Facilities

Mirant North America entered into senior secured credit facilities in January 2006, which are comprised of an $800 million six-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan. The full amount of the senior secured revolving credit facility is available for cash draws or for the issuance of letters of credit. On January 3, 2006, Mirant North America drew

$465 million under its senior secured revolving credit facility. All amounts were repaid during the first quarter of 2006. The senior secured term loan was fully drawn at closing and amortizes in quarterly installments aggregating 0.25% of the original principal of the term loan per quarter for the first 27 quarters, with the remainder payable on the final maturity date in January 2013. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. As of March 31, 2007, there were approximately $200 million of letters of credit outstanding under the senior secured term loan and $18 million outstanding under the senior secured revolving credit facility. The senior secured credit facilities are obligations of Mirant North America and the respective guarantors and are without recourse to any other Mirant North America entities.

In addition to the quarterly installments, Mirant North America is required to prepay a portion of the outstanding senior secured term loan principal balance once a year. The prepayment is based on an adjusted EBITDA calculation that determines excess free cash flows, as defined in the loan agreement. On March 30, 2007, the Company made a mandatory principal prepayment of approximately $131 million on the term loan. Based on projections for 2007, the current estimate of the mandatory principal prepayment of the term loan in March 2008 is approximately $155 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2007.

F.   Bankruptcy Related Disclosures

Financial Statements of Subsidiaries in Bankruptcy

The Company’s New York subsidiaries, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at December 31, 2006. On January 26, 2007, Mirant New York, Mirant Bowline, and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Supplemental Plan was confirmed by the Bankruptcy Court on March 23, 2007, and became effective on April 16, 2007, resulting in the Emerging New York Entities’ emergence from bankruptcy. For financial statement presentation purposes, Mirant North America recorded the effects of the Supplemental Plan on March 31, 2007.

At March 31, 2007, Mirant Lovett and Mirant NY-Gen remained in bankruptcy. On January 31, 2007, Mirant New York entered into an agreement with Alliance Energy Renewables, LLC for the sale of Mirant NY-Gen, which owns the Hillburn and Shoemaker gas turbine facilities and the Swinging Bridge, Rio and Mongaup hydroelectric generating facilities. The sale price of $5 million was subject to adjustments for working capital and certain dam remediation efforts that were ongoing at the Swinging Bridge facility. The sale closed on May 7, 2007, and Mirant NY-Gen emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court on April 27, 2007, that incorporated the sale. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain. Mirant Americas is providing Mirant Lovett with a debtor-in-possession credit facility for working capital. For further discussion see “Chapter 11 Proceedings” in Note K.

Unaudited condensed combined financial statements of the two New York subsidiaries, Mirant Lovett and Mirant NY-Gen, that remained in bankruptcy at March 31, 2007, are set forth below:

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Statements of Operations

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Operating revenues	$49	$66
Total cost of fuel, electricity and other products	22	42
Operating expenses	20	24
Operating income	7	—
Other expense, net	1	—
Net Income	$6	$—

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Balance Sheet Data

	At March 31,	At December 31,
	2007	2006
	(in millions)
Assets—affiliate	$55	$64
Assets—nonaffiliate	35	37
Property, plant and equipment, net	184	187
Total assets	$274	$288
Liabilities not subject to compromise
Liabilities—affiliate	$17	$11
Liabilities—nonaffiliate	22	50
Liabilities subject to compromise
Liabilities—affiliate	28	27
Liabilities—nonaffiliate	2	2
Member’s equity	205	198
Total liabilities and member’s equity	$274	$288

Mirant Lovett and Mirant NY-Gen
Unaudited Condensed Combined Statements of Cash Flows

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(15)	$(5)
Investing activities	7	7
Financing activities	7	—
Net increase (decrease) in cash and cash equivalents	(1)	2
Cash and cash equivalents, beginning of period	4	—
Cash and cash equivalents, end of period	$3	$2

G.   Related Party Arrangements and Transactions

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	For the Three Months Ended March 31,
	2007	2006
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	38	37
Total	$40	$39

Services and Risk Management Agreements with Affiliates

For the three months ended March 31, 2007 and 2006, the Company provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills, Mirant West Georgia and Mirant Wichita Falls. For the three months ended March 31, 2007 and 2006, the Company recorded a reduction to operations and maintenance of approximately $1 million, related to these agreements.

Mirant Wichita Falls was sold by Mirant in the second quarter of 2006. On May 1, 2007, Mirant completed the sale of Mirant Las Vegas, Mirant Sugar Creek, Shady Hills and Mirant West Georgia. Subsequent to the sale of these affiliates, the Company will no longer recognize a reduction to operations and maintenance associated with providing services to these affiliates.

The Company’s gross margin for future periods is not expected to be materially affected by the sale of these affiliates. However, because the Company will discontinue providing energy marketing and fuel procurement services to these entities, the Company expects its operating revenues-affiliate and cost of fuel, electricity, and other products—affiliate to decrease or be eliminated subsequent to the sale of these affiliates. In addition, these decreases will result in corresponding decreases in cost of fuel, electricity, and other products—nonaffiliate and operating revenues-nonaffiliate, respectively, in the consolidated statements of operations in future periods.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2007 and 2006, the Company incurred approximately $28 million and $33 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

The Company’s allocation of Mirant’s overhead costs is expected to increase as Mirant completes the dispositions of its Philippine and Caribbean businesses and six of its U.S. natural gas-fired assets in 2007.

Notes Receivable from Affiliate and Notes Payable to Affiliate

Mirant and certain of its subsidiaries participate in an intercompany cash management program whereby cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs. At March 31, 2007 and December 31, 2006, the

Company had current notes receivable from Mirant Americas Generation of $124 million and $125 million, respectively, related to the intercompany cash management program. For the three months ended March 31, 2007 and 2006, the Company earned $2 million and $1 million, respectively, of interest income related to the note receivable, which is recorded in interest income—affiliate in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2007 and December 31, 2006, the Company had current notes payable to affiliate of $34 million and $27 million, respectively. Interest expense—affiliate was less than $1 million for the three months ended March 31, 2007 and 2006.

Payable to Mirant Americas Pursuant to the Plan

Pursuant to the Plan, Mirant North America was required to pay $250 million to Mirant Americas within five days of the effective date of the Plan in return for Mirant’s contribution of its interest in the following: Mirant Americas Energy Marketing, Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing I-XV, LLCs. This amount was paid in January 2006.

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

Mirant posted a post-petition letter of credit in the amount of $5 million on behalf of Mirant Texas, LP (“Mirant Texas”) as of December 31, 2004, related to a tolling agreement. This post-petition letter of credit was set to expire in January 2006. Upon emergence from bankruptcy, Mirant North America replaced this post-petition letter of credit with a letter of credit issued under its senior secured credit facilities. The letter of credit expired in February 2007.

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

Preferred Stock in Mirant Americas

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the three months ended March 31, 2007, the Company recorded $3 million in preferred stock in affiliate and member’s interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

Debtor in Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the “Primary New York DIP Agreement”) to make secured debtor-in-

possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas (collectively, the “New York DIP Borrowers”), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers, and the Primary New York DIP Agreements were terminated in conjunction with the Emerging Subsidiaries emergence from bankruptcy on April 16, 2007.

The Bankruptcy Court approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $16.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam. When Mirant NY-Gen emerged from bankruptcy and was sold on May 7, 2007, all claims held by Mirant NY-Gen were assigned to Mirant Americas, Mirant Americas released all of its claims and liens against Mirant NY-Gen, and this loan was cancelled.

On April 18, 2007, a new DIP Agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. The financing has a stated maturity of 180 days and bears interest at a rate of LIBOR plus 4.25%. In addition, Mirant Lovett posted $7 million of cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett’s behalf.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company has historically recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, for continuing operations the Company recognized a decrease in accrued liabilities of approximately $51 million. The additional tax benefit resulted in an increase of the same amount to member’s interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s effective tax rate if it were to be recognized.

If the Company was to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax would be $3 million and zero for the three months ended March 31, 2007 and 2006, respectively. The pro forma balance of the Company’s deferred income taxes would be zero as of March 31, 2007. The proforma increase in tax benefits that would have been recognized upon adoption of FIN 48 is $86 million. The proforma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the company’s pro forma effective tax rate if it were recognized.

I.   Segment Reporting

The Company has four operating segments: Mid-Atlantic, Northeast, California and Other Operations. Other Operations includes proprietary trading and fuel oil management. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances and interest on intercompany notes receivable and notes payable.

Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2007:
Operating revenues-affiliate	$230	$148	$8	$347	$(700)	$33
Operating revenues-nonaffiliate	(173)	7	37	443	—	314
Total operating revenues	57	155	45	790	(700)	347
Cost of fuel, electricity and other products-affiliate	95	27	13	601	(700)	36
Cost of fuel, electricity and other products-nonaffiliate	35	86	—	163	(6)	278
Total cost of fuel, electricity and other products	130	113	13	764	(706)	314
Gross margin	(73)	42	32	26	6	33
Operating expenses:
Operations and maintenance-affiliate	33	18	9	5	—	65
Operations and maintenance-nonaffiliate	50	27	11	—	—	88
Depreciation and amortization	19	7	3	1	—	30
Gain on sales of assets, net	(1)	(10)	(1)	—	10	(2)
Total operating expenses	101	42	22	6	10	181
Operating income (loss)	(174)	—	10	20	(4)	(148)
Total other expense (income), net	(1)	(2)	(3)	21	—	15
Income (loss) from continuing operations before reorganization items	(173)	2	13	(1)	(4)	(163)
Reorganization items, net	—	(1)	—	—	—	(1)
Income (loss) from continuing operations	$(173)	$3	$13	$(1)	$(4)	$(162)
Total assets of continuing operations at March 31, 2007	$3,288	$1,133	$456	$1,414	$(1,453)	$4,838

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2006:
Operating revenues-affiliate	$552	$270	$9	$(67)	$(761)	$3
Operating revenues-nonaffiliate	27	7	35	895	—	964
Total operating revenues	579	277	44	828	(761)	967
Cost of fuel, electricity and other products-affiliate	112	83	17	580	(776)	16
Cost of fuel, electricity and other products-nonaffiliate	50	47	—	209	—	306
Total cost of fuel, electricity and other products	162	130	17	789	(776)	322
Gross margin	417	147	27	39	15	645
Operating expenses:
Operations and maintenance-affiliate	34	19	10	6	—	69
Operations and maintenance-nonaffiliate	51	35	7	—	—	93
Depreciation and amortization	18	5	3	2	—	28
Gain on sales of assets, net	—	(33)	—	—	33	—
Total operating expenses	103	26	20	8	33	190
Operating income	314	121	7	31	(18)	455
Total other expense (income), net	(1)	3	—	29	—	31
Income from continuing operations	$315	$118	$7	$2	$(18)	$424
Total assets of continuing operations at December 31, 2006	$3,404	$1,189	$443	$1,976	$(1,587)	$5,425

J.   Guarantor/Non-Guarantor Condensed Consolidating Financial Information

The Company’s $850 million of 7.375% senior notes, which mature on December 31, 2013, are unsecured obligations of Mirant North America. However, they are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Mirant North America and certain of its subsidiaries (all of which are wholly-owned). The accompanying consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2007
(in millions)

		Mirant		Non-
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
Operating revenues	$—	$54	$146	$479	$(332)	$347
Cost of fuel, electricity and other products	(5)	38	88	525	(332)	314
Gross margin	5	16	58	(46)	—	33
Operating expenses:
Operations and maintenance	1	28	38	86	—	153
Depreciation and amortization	—	5	5	20	—	30
Loss (gain) on sales of assets, net	10	—	(11)	(1)	—	(2)
Total operating expenses	11	33	32	105	—	181
Operating Income (Loss)	(6)	(17)	26	(151)	—	(148)
Other Expense (Income), net	35	1	(6)	(10)	(5)	15
Reorganization items, net	—	(1)	—	—	—	(1)
Income (loss) from continuing operations	(41)	(17)	32	(141)	5	(162)
Loss from discontinued operations	(1)	—	(4)	—	—	(5)
Net Income (Loss)	$(42)	$(17)	$28	$(141)	$5	$(167)

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2006
(in millions)

		Mirant		Non-
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
Operating revenues	$—	$118	$203	$936	$(290)	$967
Cost of fuel, electricity and other products	(15)	54	93	480	(290)	322
Gross margin	15	64	110	456	—	645
Operating expenses:
Operations and maintenance	—	38	35	89	—	162
Depreciation and amortization	—	4	4	20	—	28
Loss (gain) on sales of assets	33	(11)	(22)	—	—	—
Total operating expenses	33	31	17	109	—	190
Operating Income (Loss)	(18)	33	93	347	—	455
Other Expense (Income), net	34	1	1	(5)	—	31
Income (loss) from continuing operations	(52)	32	92	352	—	424
Loss from discontinued operations	—	—	(1)	—	—	(1)
Net Income (Loss)	$(52)	$32	$91	$352	$—	$423

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
At March 31, 2007
(in millions)

		Mirant		Non-
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$57	$133	$—	$438	$—	$628
Funds on deposit	201	—	3	106	—	310
Receivables—affiliate	3	42	31	27	(93)	10
Receivables—nonaffiliate	—	8	3	243	—	254
Notes receivable—affiliate	22	31	563	—	(492)	124
Price risk management assets-affiliate	—	3	5	3	(8)	3
Price risk management assets-nonaffiliate	—	—	—	369	—	369
Prepaid rent and other payments	—	11	5	106	—	122
Inventories	(12)	19	24	222	—	253
Assets held for sale	(8)	8	523	—	—	523
Total current assets	263	255	1,157	1,514	(593)	2,596
Property, Plant and Equipment, net	—	354	311	1,555	13	2,233
Noncurrent Assets:
Goodwill, net	(799)	—	—	799	—	—
Intangible assets, net	—	—	56	154	—	210
Price risk management assets-affiliate	—	—	6	1	(6)	1
Price risk management assets-nonaffiliate	—	—	—	72	—	72
Prepaid rent	—	—	—	194	—	194
Debt issuance costs, net	46	—	—	—	—	46
Other	5,633	9	—	—	(5,633)	9
Total noncurrent assets	4,880	9	62	1,220	(5,639)	532
Total Assets	$5,143	$618	$1,530	$4,289	$(6,219)	$5,361
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$470	$29	$27	$—	$(492)	$34
Current portion of long-term debt	162	—	—	3	—	165
Accounts payable and accrued liabilities	17	16	17	178	—	228
Payable to affiliate	11	5	8	82	(75)	31
Price risk management liabilities-affiliate	—	—	—	19	(8)	11
Price risk management liabilities-nonaffiliate	—	—	—	226	—	226
Accrued property taxes	—	—	1	—	—	1
Other	—	4	14	—	—	18
Total current liabilities	660	54	67	508	(575)	714
Noncurrent Liabilities:
Long-term debt	1,248	—	—	30	—	1,278
Price risk management liabilities-affiliate	—	—	—	7	(6)	1
Price risk management liabilities-nonaffiliate	—	—	—	73	—	73
Asset retirement obligations	—	8	21	13	—	42
Other	—	2	—	4	—	6
Total noncurrent liabilities	1,248	10	21	127	(6)	1,400
Liabilities Subject to Compromise	—	30	—	—	(18)	12
Commitments and Contingencies
Equity	3,235	524	1,442	3,654	(5,620)	3,235
Total Liabilities and Equity	$5,143	$618	$1,530	$4,289	$(6,219)	$5,361

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2006
(in millions)

		Mirant		Non-
	Parent	New York	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$231	$99	$2	$421	$—	$753
Funds on deposit	201	—	3	29	—	233
Receivables—affiliate	—	35	32	34	(85)	16
Receivables—nonaffiliate	—	78	1	292	—	371
Notes receivable—affiliate	22	32	501	357	(787)	125
Price risk management assets-affiliate	—	22	34	4	(57)	3
Price risk management assets-nonaffiliate	—	—	—	728	—	728
Prepaid rent and other payments	—	10	6	115	—	131
Inventories	(7)	21	23	251	—	288
Assets held for sale	(8)	8	527	—	—	527
Total current assets	439	305	1,129	2,231	(929)	3,175
Property, Plant and Equipment, net	—	358	312	1,498	8	2,176
Noncurrent Assets:
Goodwill, net	(799)	—	—	799	—	—
Intangible assets, net	—	—	56	156	—	212
Price risk management assets-affiliate	—	—	6	1	(6)	1
Price risk management assets-nonaffiliate	—	—	—	104	—	104
Prepaid rent	—	—	—	218	—	218
Debt issuance costs, net	48	—	—	—	—	48
Other	6,178	33	3	—	(6,196)	18
Total noncurrent assets	5,427	33	65	1,278	(6,202)	601
Total Assets	$5,866	$696	$1,506	$5,007	$(7,123)	$5,952
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable—affiliate	$767	$21	$26	$—	$(787)	$27
Current portion of long-term debt	138	—	—	3	—	141
Accounts payable and accrued liabilities	42	24	13	233	(10)	302
Payable to affiliate	—	6	14	67	(55)	32
Price risk management liabilities-affiliate	—	—	—	70	(57)	13
Price risk management liabilities-nonaffiliate	—	—	—	286	—	286
Accrued property taxes	51	22	2	—	—	75
Other	—	11	17	—	—	28
Total current liabilities	998	84	72	659	(909)	904
Noncurrent Liabilities:
Long-term debt	1,404	—	—	31	—	1,435
Price risk management liabilities-affiliate	—	—	—	10	(6)	4
Price risk management liabilities-nonaffiliate	—	—	—	39	—	39
Asset retirement obligations	—	8	21	12	—	41
Other	—	2	—	22	(17)	7
Total noncurrent liabilities	1,404	10	21	114	(23)	1,526
Liabilities Subject to Compromise	—	80	—	—	(22)	58
Commitments and Contingencies
Equity	3,464	522	1,413	4,234	(6,169)	3,464
Total Liabilities and Equity	$5,866	$696	$1,506	$5,007	$(7,123)	$5,952

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2007
(in millions)

		Mirant New		Non-
	Parent	York	Guarantor	Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$49	$27	$51	$(271)	$367	$223
Investing activities	(1)	—	(53)	288	(305)	(71)
Financing activities	(222)	7	—	—	(62)	(277)
Net increase (decrease) in cash and cash equivalents	(174)	34	(2)	17	—	(125)
Cash and cash equivalents, beginning of period	231	99	2	421	—	753
Cash and cash equivalents, end of period	$57	$133	$—	$438	$—	$628

MIRANT NORTH AMERICA
GUARANTOR/NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2006
(in millions)

		Mirant New		Non-
	Parent	York	Guarantor	Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$112	$(2)	$(466)	$609	$228	$481
Investing activities	(16)	74	(67)	(354)	550	187
Financing activities	3	2	531	(400)	(778)	(642)
Net increase (decrease) in cash and cash equivalents	99	74	(2)	(145)	—	26
Cash and cash equivalents, beginning of period	—	1	2	292	—	295
Cash and cash equivalents, end of period	$99	$75	$—	$147	$—	$321

K.   Litigation and Other Contingencies

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, including subsidiaries of the Company, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

The Company’s subsidiaries related to its New York business operations, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at the end of 2006. On January 26, 2007, the Emerging New York Entities filed a Supplemental Joint Chapter 11 Plan of Reorganization of the Emerging New York Entities with the Bankruptcy Court and subsequently filed amendments to that plan. The Bankruptcy Court entered an order confirming the Supplemental Plan on March 23, 2007. The Supplemental Plan became effective on April 16, 2007, resulting in the emergence from bankruptcy of the Emerging New York Entities. The Supplemental Plan has two main components. First, the Supplemental Plan incorporates a settlement with various New York tax jurisdictions that resolved property tax disputes related to the Lovett and Bowline facilities. Second, the Supplemental Plan provides unsecured creditors of the Emerging New York Entities with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of the Emerging New York Entities will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility on April 30, 2007. The notice was prompted by the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility, convert the unit to operate exclusively on natural gas, or discontinue operation of that unit by April 30, 2007. The 2003 Consent Decree also requires that certain environmental controls be installed on unit 4 by April 30, 2008, or operations at that unit must be discontinued. Operations at unit 3 have been discontinued because it is uneconomic to continue to run unit 3. On April 30, 2007, and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amended consent decree. The second tolling agreement also required the temporary suspension of operations of unit 4. Mirant Lovett has advised the New York Public Service Commission, the NYISO, Orange and Rockland and other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5. Mirant New York, Mirant Lovett and the State of New York on May 10, 2007, entered into an amendment to the 2003 Consent Decree that switches the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 is extended until April 30, 2008, and the deadline for unit 4 is shortened so that it would discontinue operation as of May 7, 2007. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline, and Hudson Valley Gas also entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw, and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006 that resolved disputes regarding the assessed values of the facilities for 2006 and several earlier years. The amendment to the 2003 Consent Decree was subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement was subject to the approval of the Bankruptcy Court. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The district court approved the amendment to the 2003 Consent Decree on May 11, 2007. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain. Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, has proceeded with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed below in Other Contingencies. Mirant NY-Gen’s expenses have been funded under a debtor-in-possession facility provided by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court.

On January 31, 2007, Mirant New York entered into an agreement to sell Mirant NY-Gen to Alliance Energy Renewables, LLC (the “Alliance Sale”). The sale price of approximately $5 million was subject to adjustments for working capital and certain ongoing dam remediation efforts at the Swinging Bridge facility. The Bankruptcy Court approved the Alliance Sale on March 8, 2007. On February 15, 2007, Mirant NY-Gen filed its proposed Chapter 11 Plan of Reorganization (the “Mirant NY-Gen Plan”), which incorporated the Alliance Sale. The Bankruptcy Court confirmed the Mirant NY-Gen Plan by order dated April 27, 2007. The Mirant NY-Gen Plan became effective and the Alliance Sale closed on May 7, 2007. Under the terms of the Mirant NY-Gen Plan and the confirmation order, approximately $2 million was reserved from the proceeds of the Alliance Sale to pay in full all the claims outstanding against Mirant NY-Gen other than claims arising from the debtor-in-possession loan provided by Mirant Americas to Mirant NY-Gen and intercompany claims. Mirant guarantees were substituted for $1.6 million of the amount to be reserved. The remaining sales proceeds were paid to Mirant Americas in partial satisfaction of the $16.5 million debtor-in-possession loan, all claims held by Mirant NY-Gen were assigned to Mirant Americas, and Mirant Americas released all of its claims and liens against Mirant NY-Gen.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

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

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated the Company’s subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac River will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac River to install an alternative suite of environmental controls at the plants they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

New York State Administrative Claim.   On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Company’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations. The State of New York alleges that during the pendency of the Chapter 11 proceedings the Mirant Debtors that emerged from bankruptcy in January 2006 made decisions on behalf of the Company’s subsidiaries owning generating facilities in New York and did not appropriately maintain the corporate separateness between themselves and those subsidiaries. The Company disputes those allegations. The State of New York cites various existing outstanding matters between the State and the Company’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations, most of which are not material. The most significant compliance obligation identified by the State of New York in its notice of administrative claim relates to the 2003 Consent Decree entered into by Mirant New York and Mirant Lovett with the State of New York to resolve issues related to NSR requirements under the Clean Air Act related to the Lovett plant. For further discussion of the status of the 2003 Consent Decree see “Chapter 11 Proceedings” above. The State of New York and the NYSDEC have executed a stipulated order with the Company’s New York subsidiaries and the other Mirant Debtors to stay resolution of this administrative claim. That stipulated order was approved by the Bankruptcy Court on February 23, 2006.

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

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

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

Other Contingencies

Swinging Bridge.   On May 5, 2005, Mirant NY-Gen discovered a sinkhole at its Swinging Bridge dam, located in Sullivan County, New York. In response, Mirant NY-Gen filled this sinkhole, inspected for damage the dam’s slopes and the enclosed pipe that delivers water from the reservoir to the generator, drew down the lake level, and cleaned the diversion tunnel. Mirant NY-Gen’s analysis indicated that the most probable cause of the sinkhole was erosion of soil comprising the dam from water flow through a hole in the pipe that delivers water from the reservoir to the generator. The dam is currently stabilized, and Mirant NY-Gen has performed additional remediation repairs. By letter dated June 14, 2006, the FERC authorized Mirant NY-Gen to proceed with its remediation plan for the sinkhole. The FERC has also concurred with the results of Mirant NY-Gen’s flood study for its New York Swinging Bridge, Rio and Mongaup generation facilities, which study concluded that no additional remediation is required. The Bankruptcy Court authorized Mirant NY-Gen to proceed with implementation of the remediation plan on June 29, 2006. Through March 31, 2007, $27 million had been incurred to remediate the dam at Swinging Bridge. Upon the closing of the Alliance Sale on May 7, 2007, the new owner of Mirant NY-Gen assumed responsibility for completing the remediation work. Mirant Americas, which was assigned Mirant NY-Gen’s claims against third parties under Mirant NY-Gen’s plan of reorganization, expects to recover insurance proceeds for a portion of the repair costs incurred prior to the sale of Mirant NY-Gen.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are a competitive energy company that produces and sells electricity. We are an indirect wholly-owned subsidiary of Mirant. On May 1, 2007, Mirant completed the sale of six U.S. natural gas-fired intermediate and peaking plants, including our Zeeland and Bosque facilities. In addition, on May 7, 2007, we completed the sale of Mirant NY-Gen. Our continuing operations of 10,301 MW consist of the ownership, long-term lease and operation of power generation facilities located in markets in the Mid-Atlantic and Northeast regions of the United States and in California, and energy trading and marketing operations in Atlanta, Georgia.

On April 9, 2007, Mirant announced that its Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with Mirant continuing to operate its retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of Mirant in its entirety. Mirant does not expect to consider making an acquisition as part of this exploration process.

Our Mid-Atlantic operations contributed 63% of our $392 million realized gross margin for the three months ended March 31, 2007. Our power plants located in the Mid-Atlantic region that sell power into the PJM market will participate in the RPM forward capacity market. Due to the increasing demand for power and the continuing reduction in available capacity in this area, the RPM is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the demand requirements. PJM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008, and the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2007 to May 31, 2008, was $188.54 per MW-day. Two more auctions will be conducted this year and relate to the delivery periods for June 1, 2008 to May 31, 2009 and from June 1, 2009 to May 31, 2010. Thereafter, annual auctions will be conducted to procure capacity three years prior to the delivery period.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

Consolidated Financial Performance

We reported a net loss of $167 million and net income of $423 million for the periods ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, as compared to the same period in 2006, a decrease in unrealized gross margin reduced net income by $641 million. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. The decrease in unrealized gross margins from these activities was principally due to rising power prices in the three months ended March 31, 2007, as compared to declining power prices during the three months ended March 31, 2006. For the same periods, all other activity combined resulted in a $51 million increase in net income. The change in net income is detailed as follows (in millions):

	For the Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)
Realized gross margin	$392	$363	$29
Unrealized gross margin	(359)	282	(641)
Total gross margin	33	645	(612)
Operating expenses:
Operations and maintenance
Affiliate	65	69	(4)
Nonaffiliate	88	93	(5)
Depreciation and amortization	30	28	2
Gain on sales of assets, net	(2)	—	(2)
Total operating expenses	181	190	(9)
Operating income (loss)	(148)	455	(603)
Other expense (income), net
Affiliate	(2)	(1)	(1)
Nonaffiliate	17	32	(15)
Total other expense(income), net	15	31	(16)
Income (loss) from continuing operations before reorganization items, net	(163)	424	(587)
Reorganization items, net	(1)	—	(1)
Income (loss) from continuing operations	(162)	424	(586)
Loss from discontinued operations	(5)	(1)	(4)
Net Income (Loss)	$(167)	$423	$(590)

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

Operating Statistics

The following table summarizes capacity factor (average percentage of full capacity used over a specific period) by region:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Mid-Atlantic	37%	35%	2%
Northeast	27%	15%	12%
California	3%	5%	(2)%
Total	26%	23%	3%

The following table summarizes power generation volumes by region (in gigawatt hours):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Mid-Atlantic	4,234	4,083	151
Northeast	1,777	994	783
California	145	243	(98)
Total	6,156	5,320	836

Three Months Ended March 31, 2007 versus March 31, 2006

Gross Margin

The following table details gross margin by realized and unrealized margin (in millions):

	Three Months Ended March 31,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$246	$(319)	$(73)	$191	$226	$417
Northeast	91	(49)	42	113	34	147
California	32	—	32	26	1	27
Other Operations	17	9	26	18	21	39
Eliminations	6	—	6	15	—	15
Total	$392	$(359)	$33	$363	$282	$645

Gross margin for the three months ended March 31, 2007, is detailed as follows (in millions):

	Three Months Ended March 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$31	$1	$17	$6	$220
Contracted and capacity	11	24	31	—	—	66
Incremental realized value of hedges	70	36	—	—	—	106
Unrealized gains (losses)	(319)	(49)	—	9	—	(359)
Total	$(73)	$42	$32	$26	$6	$33

Gross margin for the three months ended March 31, 2006, is detailed as follows (in millions):

	Three Months Ended March 31, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$137	$22	$—	$18	$15	$192
Contracted and capacity	14	12	26	—	—	52
Incremental realized value of hedges	40	79	—	—	—	119
Unrealized gains	226	34	1	21	—	282
Total	$417	$147	$27	$39	$15	$645

Energy represents gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales, fuel purchases and handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents revenue received through RMR contracts and other installed capacity arrangements and revenue from ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gains/losses represent the unrealized portion of our derivative contracts.

Our gross margin for the three months ended March 31, 2007, was $33 million as compared to $645 million for the same period in 2006. Gross margin includes net unrealized gains and losses from our hedging activities. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. Net unrealized losses from hedging activities were $359 million for the three months ended March 31, 2007, primarily due to rising power prices. Of this amount, $188 million is due to a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007 and $171 million is due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods. For the three months ended March 31, 2006, we recognized net unrealized gains from hedging activities of $282 million primarily due to declining power prices in that period. Our realized gross margin for the three months ended March 31, 2007, was $392 million, an increase of $29 million compared to the same period in 2006 primarily due to an increase in generation volumes and higher energy prices.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half our generating capacity, includes four generation facilities with total generation capacity of 5,256 MW. The following table summarizes our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$246	$191	$55
Unrealized gross margin	(319)	226	(545)
Total gross margin	(73)	417	(490)
Operating expenses:
Operations and maintenance	83	85	(2)
Depreciation and amortization	19	18	1
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	101	103	(2)
Operating income (loss)	(174)	314	(488)
Total other income, net	(1)	(1)	—
Income (loss) from continuing operations before reorganization items and income taxes	$(173)	$315	$(488)

Gross Margin

Gross margin decreased by $490 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$165	$137	$28
Contracted and capacity	11	14	(3)
Incremental realized value of hedges	70	40	30
Unrealized gains (losses)	(319)	226	(545)
Total	$(73)	$417	$(490)

The significant decrease in the gross margin for our Mid-Atlantic operations is primarily due to the following:

•       a decrease of $545 million related to unrealized gains and losses on hedging activities. In 2007, unrealized losses of $319 million were primarily due to $197 million from a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007 and $122 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods. In 2006, unrealized gains of $226 million were primarily due to $175 million from an increase in value associated with forward power contracts for future periods due to decreases in power prices and $51 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods;

•       an increase of $28 million in energy due to an increase in power prices and a slight increase in generation volumes. Average power prices increased by 7% and generation volumes increased by 4% for the three months ended March 31, 2007, compared to the same period in 2006. Our baseload coal units accounted for 92% of our generation volumes for the first quarter of 2007 compared to 98% in the first quarter of 2006; and

•       an increase of $30 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

Northeast

Our Northeast segment is comprised of our assets located in New York and New England with total generation capacity of 3,047 MW. The following table summarizes the operations of our Northeast segment for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$91	$113	$(22)
Unrealized gross margin	(49)	34	(83)
Total gross margin	42	147	(105)
Operating expenses:
Operations and maintenance	45	54	(9)
Depreciation and amortization	7	5	2
Gain on sales of assets, net	(10)	(33)	23
Total operating expenses	42	26	16
Operating income	—	121	(121)
Total other expense (income), net	(2)	3	(5)
Income from continuing operations before reorganization items and income taxes	$2	$118	$(116)

Gross Margin

Gross margin decreased by $105 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$31	$22	$9
Contracted and capacity	24	12	12
Incremental realized value of hedges	36	79	(43)
Unrealized gains (losses)	(49)	34	(83)
Total	$42	$147	$(105)

The decrease in gross margin is primarily due to the following:

•       a decrease of $83 million related to unrealized gains and losses on hedging activities. In 2007, unrealized losses of $49 million were primarily due to the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods. In 2006, unrealized gains of $34 million were primarily due to $29 million from an increase in value associated with forward power contracts for future periods due to decreases in power prices and $5 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods;

•       a decrease of $43 million in incremental realized value of hedges of our generation output primarily due to a decrease in the amount by which the settlement value of power contracts exceeded market prices;

•       an increase of $12 million in contracted and capacity primarily due to the implementation of FCM. See “Item 1. Regulatory Environment” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information on the implementation of FCM; and

•       an increase of $9 million in energy due to higher generation volumes that resulted from colder weather and wider conversion spreads for our oil units. While average power prices decreased by 17%, volumes increased by 79%.

Operating Expenses

Gains on sales of assets decreased $23 million due to lower sales of emissions allowances to affiliates that are eliminated in the consolidated statement of operations. This amount is partially offset by a $9 million decrease in operations and maintenance expense, of which $8 million is due to a decrease in property taxes. For Mirant Bowline, Mirant Lovett and Hudson Valley Gas the property tax expense recognized for the three months ended March 31, 2006, was at the assessed level while the 2007 property tax expense is at the level reflected in a December 2006 property tax settlement.

California

Our California segment consists of the Pittsburg, Contra Costa and Potrero facilities with total generation capacity of 2,347 MW. The following table summarizes our California segment for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$32	$26	$6
Unrealized gross margin	—	1	(1)
Total gross margin	32	27	5
Operating expenses:
Operations and maintenance	20	17	3
Depreciation and amortization	3	3	—
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	22	20	2
Operating income	10	7	3
Total other income, net	(3)	—	(3)
Income from continuing operations before reorganization items and income taxes	$13	$7	$6

Gross Margin

Gross margin increased by $5 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)
Energy	$1	$—	$1
Contracted and capacity	31	26	5
Unrealized gains	—	1	(1)
Total	$32	$27	$5

The increase in our contracted and capacity gross margin is primarily due to the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See “Item 1. Business Segments” in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the tolling agreement.

Other Operations

Other Operations includes proprietary trading and fuel oil management. The following table summarizes our Other Operations segment (in millions):

	Three Months Ended March 31,
	2007	2006	Decrease
Realized gross margin	$17	$18	$(1)
Unrealized gross margin	9	21	(12)
Total gross margin	26	39	(13)
Operating expenses:
Operations and maintenance	5	6	(1)
Depreciation and amortization	1	2	(1)
Total operating expenses	6	8	(2)
Operating income	20	31	(11)
Total other expense, net	21	29	(8)
Income (loss) from continuing operations before reorganization items and income taxes	$(1)	$2	$(3)

Gross Margin

Gross margin decreased by $13 million for the three months ended March 31, 2007, compared to the same period for 2006 and is detailed as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Decrease
Energy	$17	$18	$(1)
Unrealized gains	9	21	(12)
Total	$26	$39	$(13)

The decrease in gross margin is primarily due to a decrease of $12 million in unrealized gains on proprietary trading and fuel oil management activities compared to the same period in 2006.

Other expense, net

Our other expense, net decreased by $8 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to lower interest expense on our debt.

Discontinued Operations

For the three months ended March 31, 2007 and 2006, loss from discontinued operations was $5 million and $1 million, respectively and included Mirant Zeeland, LLC and Mirant Texas. See Note C to our unaudited condensed consolidated financial statements for additional information related to planned dispositions and discontinued operations. The decrease of $4 million is primarily due to unrealized gains and losses on hedging activities.

Financial Condition

Liquidity and Capital Resources

Overview

Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, capital expenditures, collateral requirements, fuel procurement and power sale contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities totaled $223 million and $481 million for the three months ended March 31, 2007 and 2006, respectively.

Debtor-in-Possession Financing for New York Subsidiaries

Mirant North America and Mirant Americas Energy Marketing, (the “Primary DIP Lenders”) entered into an agreement (the “Primary New York DIP Agreement”) to make secured debtor-in-possession financing in an amount of (i) $20 million, plus (ii) an amount equal to the amount of credit support provided on behalf of Mirant New York, Mirant Bowline, Mirant Lovett, and Hudson Valley Gas (collectively, the “New York DIP Borrowers”), to the extent such amounts were collateralized with cash or cash equivalents by the New York DIP Borrowers. The New York DIP Borrowers had posted $21 million cash collateral with Mirant Energy Trading (successor to Mirant Americas Energy Marketing) in accordance with the March 31, 2007, collateral allocation performed in good faith by Mirant Energy Trading. This cash collateral amount was returned to the New York DIP Borrowers and the Primary New York DIP Agreements were terminated in conjunction with the Emerging Subsidiaries emergence from bankruptcy on April 16, 2007.

The Bankruptcy Court approved a debtor-in-possession loan to Mirant NY-Gen from Mirant Americas under which Mirant Americas, subject to certain conditions, would lend up to $16.5 million to Mirant NY-Gen to provide funding for the repairs on the Swinging Bridge dam. When Mirant NY-Gen emerged from bankruptcy and was sold on May 7, 2007, all claims held by Mirant NY-Gen were assigned to Mirant Americas, Mirant Americas released all of its claims and liens against Mirant NY-Gen, and this loan was cancelled.

On April 18, 2007, a new DIP Agreement was established between Mirant Lovett and Mirant Americas to make secured debtor-in-possession financing in an amount of $20 million. The financing has a stated maturity of 180 days and bears interest at a rate of LIBOR plus 4.25%. In addition, Mirant Lovett posted $7 million of cash collateral with Mirant Energy Trading to collateralize Mirant Energy Trading for collateral that Mirant Energy Trading has posted on Mirant Lovett’s behalf.

Cash Flows

Continuing Operations

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities from continuing operations decreased $251 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $29 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006;

•       an increase due to the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement;

•       an increase of $71 million related to changes in our fuel oil inventory. Our inventory levels increased in 2006 as a result of higher fuel oil prices and lower generation volumes in that period. In 2007, our fuel oil inventory levels decreased due to higher generation volumes from our oil units and emissions allowances decreased due to an increase in 2006 resulting from purchases and lower generation volumes;

•       a decrease of $314 million due to changes in posted collateral levels. For the three months ended March 31, 2007, we posted an additional $77 million of cash collateral to support energy marketing activities. For the three months ended March 31, 2006, we had a net reduction in collateral of $237 million comprised of a decrease in cash collateral to support energy marketing activities of $381 million, a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit, and the deposit of $200 million into a cash collateral account to support the issuance of letters of credit;

•       a decrease of $46 million primarily due to the return in 2007 of deposits previously posted by our counterparties; and

•       a decrease of $29 million due to changes in accounts receivable and accounts payable.

Investing Activities.   Net cash used in investing activities from continuing operations was $71 million for the three months ended March 31, 2007, compared to net cash provided of $188 million in 2006. This difference was primarily due to an increase of $55 million in capital expenditures primarily due to our environmental capital expenditures for our Mid-Atlantic generation facilities, offset by a decrease of $206 million in repayments of notes receivable from affiliates.

Financing Activities.   Net cash used in financing activities from continuing operations was $277 million for the three months ended March 31, 2007, compared to $642 million for the same period in 2006. This difference was primarily due to the following:

•       a decrease in proceeds from the issuance of long-term debt of approximately $2 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America debt offering that was released from escrow on January 3, 2006, $700 million from the Mirant North America senior secured loan and $465 million drawn on the Mirant North America senior secured revolving credit facility. In 2006 we also incurred $51 million in debt issuance costs;

•       a decrease in the repayments of long-term debt of approximately $2.1 billion. In 2007, we repaid $133 million on the Mirant North America senior secured term loan. In 2006 we repaid $465 million on the Mirant North America senior secured revolving credit facility and $1.776 billion to settle obligations of Mirant Americas Generation under the Plan;

•       we made a payment of $250 million in 2006 under the Plan to Mirant Americas; and

•       we distributed $151 million to our member in 2007.

Discontinued Operations

Cash used in operating activities from discontinued operations increased $7 million for the three months ended March 31, 2007, compared to the same period in 2006.

Total Cash, Cash Equivalents and Credit Facility Availability

At March 31, 2007, we had total cash, cash equivalents, and credit facility availability of approximately $1.3 billion. The table below sets forth total cash, cash equivalents and availability of credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At March 31, 2007	At December 31, 2006
Cash and Cash Equivalents:
Mirant North America	$394	$678
Mirant Mid-Atlantic	234	75
Total cash and cash equivalents	628	753
Less: Cash restricted due to bankruptcy of New York entities and reserved for working capital and other purposes (1)	133	102
Total available cash and cash equivalents	495	651
Available under credit facilities	783	796
Total cash, cash equivalents and credit facilities availability	$1,278	$1,447

(1)          At March 31, 2007, this amount included approximately $118 million of cash related to the New York entities that emerged from bankruptcy on April 16, 2007. Post-emergence this cash was no longer restricted due to bankruptcy.

Our ability and the ability of our subsidiary Mirant Mid-Atlantic to pay dividends is restricted under the terms of our debt agreements and leverage lease documentation, respectively. At March 31, 2007, we had distributed to Mirant Americas Generation all available cash that was permitted to be distributed under the terms of our debt agreements, leaving us and our subsidiaries with approximately $628 million. Approximately $234 million of such amount was held by Mirant Mid-Atlantic which, as of March 31, 2007, met the ratio tests under the leveraged lease documents for distribution. After taking into account our financial results for the three months ended March 31, 2007, we expect to be able to distribute approximately $142 million in May 2007.

Cash Collateral and Letters of Credit

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we are often required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we are often required to provide cash collateral or letters of credit for access to the transmission grid, to participate in power pools, to fund debt service reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At March 31, 2007, our outstanding issued letters of credit totaled $218 million.

The following table summarizes cash collateral posted with counterparties and brokers and letters of credit issued as of March 31, 2007 and December 31, 2006 (in millions):

	At March 31, 2007	At December 31, 2006
Cash collateral posted—energy trading and marketing	$104	$27
Cash collateral posted—other operating activities	11	11
Letters of credit—energy trading and marketing	120	100
Letters of credit—debt service and rent reserves	75	84
Letters of credit—other operating activities	23	15
	333	237
Discontinued operations:
Assets held for sale—letters of credit	—	5
Total	$333	$242

Critical Accounting Policies and Estimates

The sections below contain material updates to the summary of our critical accounting policies and estimates contained in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2006.

Long-Lived Asset Impairments

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

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. These methods include discounted cash flow analyses and reviewing available information on comparable transactions. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

Continuing Operations

Under the 2003 Consent Decree, we were required to install certain environmental controls on units 5 and 4 of the Lovett facility or discontinue operation of those units by April 30, 2007 and April 30, 2008, respectively. On October 19, 2006, after Bankruptcy Court approval, we submitted notices of our intent to discontinue operations at units 3 and 5 of the Lovett facility on April 30, 2007, to the New York Public Service Commission, NYISO, Orange and Rockland and certain other affected transmission and distribution utilities in New York. On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switches the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 is extended until April 30, 2008, and the deadline for unit 4 is shortened so that it would discontinue operation as of May 7, 2007. Mirant Lovett also entered into an agreement (the “Tax Assessments Agreement”) that sets the assessed value of the Lovett facility for 2007 and 2008 for property tax purposes at the values established under the 2006 settlement agreement between Mirant Lovett, other Mirant entities and the local taxing authorities. The amendment to the 2003 Consent Decree was subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement was subject to the approval of the Bankruptcy Court. The Bankruptcy Court approved the amendment and the Tax Assessments Agreement on May 10, 2007. The district court approved the amendment to the 2003 Consent Decree on May 11, 2007.

Based on the agreements above, we will test for recoverability of the Lovett facility under SFAS No. 144 in the second quarter of 2007. In addition, we will review the remaining useful life of the asset and adjust depreciation as appropriate. The carrying value of the Lovett facility as of March 31, 2007, is $181 million.

Discontinued Operations

On August 9, 2006, Mirant announced the planned sale of certain of its intermediate and peaking natural gas-fired plants which included our Zeeland and Bosque plants. The planned sales resulted in the reclassification of the long-lived assets related to these plants as held for sale at March 31, 2007.

On January 15, 2007, we entered into a definitive purchase and sale agreement with Broadway Generating Company, LLC, (formerly called LS Power Acquisition Co. I), a member of the LS Power Group., for the sale of our Zeeland and Bosque natural gas-fired plants and ancillary equipment for a purchase price of $512 million, which includes estimated working capital at the closing. The updated fair values along with changes to the working capital calculation in the draft purchase and sale agreement provided to the bidders, resulted in a net impairment loss of $8 million in 2006. We recorded an additional impairment of $1 million in the first quarter of 2007. The sale was completed on May 1, 2007. The net proceeds to the Company from the sale, after transaction costs, were $524 million.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions were used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives for assets held and used.

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

Several significant changes to our tax posture occurred as a result of the Plan. Implementation of the Plan included the conversion of certain of our regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate our recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. Certain of our other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Mirant New York, Hudson Valley Gas, Mirant Kendall and Mirant Special Procurement, Inc.

Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed in FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to the Company’s NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in the Company’s filed or yet to be filed tax returns. See Note B to our unaudited condensed consolidated financial statements for information about our adoption  of  FIN 48.

When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution. Income tax payables and receivables related to Mirant New York which emerged from bankruptcy on April 16, 2007, were also resolved pursuant to the Mirant New York Plan.

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

Litigation

See “Part II. Item 1. Legal Proceedings” and Note K to our unaudited condensed consolidated financial statements for further information related to our legal proceedings.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. In addition, the open positions in our proprietary trading and fuel management portfolios expose us to risks associated with the changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our energy trading and marketing activities and see Note D to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2007. Based upon this assessment, our management concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.   Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, including certain of our subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that we have emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Our subsidiaries related to our New York business operations, Mirant New York, Mirant Bowline, Mirant Lovett, Hudson Valley Gas and Mirant NY-Gen, remained in bankruptcy at the end of 2006. On January 26, 2007, Mirant New York, Mirant Bowline, and Hudson Valley Gas (collectively the “Emerging New York Entities”) filed a Supplemental Joint Chapter 11 Plan of Reorganization of the Emerging New York Entities with the Bankruptcy Court and subsequently filed amendments to that plan (as subsequently amended, the “Supplemental Plan”). The Bankruptcy Court entered an order confirming the Supplemental Plan on March 23, 2007. The Supplemental Plan became effective on April 16, 2007, resulting in the emergence from bankruptcy of the Emerging New York Entities. The Supplemental Plan has two main components. First, the Supplemental Plan incorporates a settlement with various New York tax jurisdictions that resolved property tax disputes related to the Lovett and Bowline facilities. Second, the Supplemental Plan provides unsecured creditors of the Emerging New York Entities with the same treatment afforded holders of unsecured claims against Mirant Americas Generation and its subsidiaries under the Plan. Such unsecured creditors of the Emerging New York Entities will receive their pro rata share of the pool of assets created under the Plan for the benefit of the unsecured creditors of Mirant Americas Generation and its subsidiaries.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility on April 30, 2007. The notice was prompted by the requirements of a June 11, 2003, Consent Decree (the “2003 Consent Decree”) among Mirant Lovett, the State of New York and the NYSDEC that requires Mirant Lovett to install certain environmental controls on unit 5 of the Lovett facility, convert the unit to operate exclusively on natural gas, or discontinue operation of that unit by April 30, 2007. The 2003 Consent Decree also requires that certain environmental controls be installed on unit 4 by April 30, 2008, or operations at that unit must be discontinued. Operations at unit 3 have been discontinued because it is uneconomic to continue to run unit 3. On April 30, 2007, and May 7, 2007, Mirant Lovett entered into two tolling agreements with the New York State Office of the Attorney General and the NYSDEC to allow the operation of unit 5 to continue on coal until May 14, 2007, while the parties sought to reach agreement on an amended consent decree. The second tolling agreement also required the temporary suspension of operations of unit 4. Mirant Lovett has advised the New York Public Service Commission, the NYISO, Orange and Rockland and other potentially affected transmission and distribution companies in New York of the changes in expected operating status of units 4 and 5. Mirant New York, Mirant Lovett and the State of New York on May 10, 2007, entered into an amendment to the 2003 Consent Decree that switches the deadlines for units 4 and 5 so that the deadline for compliance by unit 5 is extended until April 30, 2008, and the deadline for unit 4 is shortened so that it would discontinue operation as of May 7, 2007. On May 8, 2007, Mirant New York, Mirant Lovett, Mirant Bowline, and Hudson Valley Gas also entered into an agreement (the “Tax Assessments Agreement”) with the Town of Stony Point, the Town of Haverstraw, and the Village of Haverstraw to set the assessed values for the Lovett and Bowline facilities and the pipeline owned by Hudson Valley Gas for 2007 and 2008 for property tax purposes at the values established for 2006 under a settlement agreement entered into by the Mirant entities and those taxing authorities in December 2006 that resolved disputes regarding the assessed values of the facilities for 2006 and several earlier years. The amendment to the 2003 Consent Decree was subject to the approval of the United States District Court for the Southern District of New York and the Bankruptcy Court. The Tax Assessments Agreement was subject to the approval of the Bankruptcy Court. The Bankruptcy Court approved the amendment to the 2003 Consent Decree and the Tax Assessments Agreement on May 10, 2007. The district court approved the amendment to the 2003 Consent Decree on May 11, 2007. The timing of the filing of a plan of reorganization for Mirant Lovett, and of its emergence from bankruptcy, is uncertain. Until Mirant Lovett emerges from bankruptcy, the Company will not have access to the cash from operations generated by Mirant Lovett.

Mirant NY-Gen, which owns hydroelectric facilities at Swinging Bridge, Rio and Mongaup, and small combustion turbine facilities at Hillburn and Shoemaker, has proceeded with the implementation of a remediation plan for the sinkhole discovered in May 2005 in the dam at the Swinging Bridge facility. The status of the remediation effort is discussed in “Other Contingencies” in Note K to the consolidated financial statements. Mirant NY-Gen’s expenses have been funded under a debtor-in-possession facility provided by Mirant Americas with the approval of, and under the supervision of, the Bankruptcy Court.

On January 31, 2007, Mirant New York entered into an agreement to sell Mirant NY-Gen to Alliance Energy Renewables, LLC (the “Alliance Sale”). The sale price of approximately $5 million was subject to adjustments for working capital and certain ongoing dam remediation efforts at the Swinging Bridge facility. The Bankruptcy Court approved the Alliance Sale on March 8, 2007. On February 15, 2007, Mirant NY-Gen filed its proposed Chapter 11 Plan of Reorganization (the “Mirant NY-Gen Plan”), which incorporated the Alliance Sale. The Bankruptcy Court confirmed the Mirant NY-Gen Plan by order dated April 27, 2007. The Mirant NY-Gen Plan became effective and the Alliance Sale closed on May 7, 2007. Under the terms of the Mirant NY-Gen Plan and the confirmation order, approximately $2 million was reserved from the proceeds of the Alliance Sale to pay in full all the claims outstanding against Mirant NY-Gen other than claims arising from the debtor-in-possession loan provided by Mirant Americas to Mirant

NY-Gen and intercompany claims. Mirant guarantees were substituted for $1.6 million of the amount to be reserved. The remaining sales proceeds were paid to Mirant Americas in partial satisfaction of the $16.5 million debtor-in-possession loan, all claims held by Mirant NY-Gen were assigned to Mirant Americas, and Mirant Americas released all of its claims and liens against Mirant NY-Gen.

Environmental Matters

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by Mirant Mid-Atlantic, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated our subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which Mirant Mid-Atlantic leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if Mirant Mid-Atlantic rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac River will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires Mirant Mid-Atlantic, Mirant Chalk Point and/or Mirant Potomac River to install an alternative suite of environmental controls at the plants they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

Mirant Potomac River NAAQS Exceedance.   On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, under the direction of PJM in accordance with the DOE order described above in Mirant Potomac River 2003 NOV during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

Lovett/Bowline SPDES Notices of Violation.   On March 8, 2007, Mirant Lovett and Mirant Bowline received Notices of Violation from the NYSDEC alleging certain violations of their SPDES permits. On April 6, 2007, the NYSDEC filed a complaint against Mirant Lovett and Mirant Bowline based on these allegations. The complaint seeks a penalty of $500,000. Mirant Lovett and Mirant Bowline have not yet responded to the complaint.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.   Risk Factors

There have been no material changes in risk factors since those reported in Mirant North America’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.                        Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Name
2.1*	Purchase and Sale Agreement, dated as of January 15, 2007, by and between Mirant Americas, Inc. and LS Power (Designated on Form 8-K dated January 18, 2007 as Exhibit 2.1)

3.1*	Certificate of Incorporation of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.1)

3.2*	Limited Liability Company Agreement of Mirant North America (designated on Form S-4 filed June 5, 2006 as Exhibit 3.2)

3.3*	Certificate of Incorporation of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.3)

3.4*	Bylaws of MNA Finance Corp. (designated on Form S-4 filed June 5, 2006 as Exhibit 3.4)

10.1	Membership Interest Purchase and Sale Agreement, dated as of January 31, 2007, by and between Mirant New York, Inc. and Alliance Energy Renewables, LLC

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2007.

MIRANT NORTH AMERICA, LLC

By:	/s/ Thomas E. Legro
Thomas E. Legro
Senior Vice President and Controller (Principal Accounting Officer)